Form 10-Q
period 2022-06-30
PaxMedica, Inc.
filed 2022-09-30
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

PAXMEDICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-41475	85-0870387
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

303 South Broadway, Suite 125 Tarrytown, NY	10591
(Address Of Principal Executive Offices)	(Zip Code)

(914) 987-2876

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PXMD	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2022, the Registrant had 11,779,475 shares of common stock, par value $0.0001 per share, issued and outstanding.

PAXMEDICA, INC.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

PAXMEDICA, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$9,056	$444,087
Total current assets	9,056	444,087
Deferred offering costs	547,321	204,779
Total assets	$556,377	$648,866

LIABILITIES, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,163,419	$736,251
Accounts payable - related party	162,625	750
Accrued expenses	603,141	680,026
Notes payable - fair value	1,208,950	—
SAFE liability	1,833,455	4,824,217
Warrant liability	2,481,144	4,516,485
Total current liabilities	8,452,734	10,757,729
Total liabilities	8,452,734	10,757,729

Commitments and contingencies (Note 9)

Stockholders’ deficit
Preferred shares, par value $0.0001; 2,696,439 shares authorized; 2,696,439 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $2,808,148	270	270
Common stock, par value $0.0001; 20,000,000 shares authorized at June 30, 2022 and December 31, 2021; 6,913,492 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	691	691
Additional paid-in capital	9,158,437	8,828,425
Accumulated deficit	(17,055,755)	(18,938,249)
Total stockholders’ deficit	(7,896,357)	(10,108,863)
Total liabilities, and stockholders’ deficit	$556,377	$648,866

The accompanying notes are an integral part of these condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
General and administrative	$775,963	$1,086,939	$1,709,780	$2,373,932
Research and development	151,425	889,914	1,222,129	1,317,869
Total operating expenses	927,388	1,976,853	2,931,909	3,691,801

Loss from operations	(927,388)	(1,976,853)	(2,931,909)	(3,691,801)

Other income (expense):
Interest expense	—	—	—	(2,805,856)
Gain on conversion of notes	—	—	—	59,890
Loss on issuance of debt	(303,012)	—	(303,012)	—
Change in fair value of notes	(103,950)	—	(103,950)	—
Change in fair value of SAFE	1,356,545	(878,195)	2,990,762	(3,184,162)
Change in fair value warrant liability	(3,163)	(3,255,356)	2,230,603	(3,708,726)
Other expense	—	(20,930)	—	(20,930)
Total other income (expense)	946,420	(4,154,481)	4,814,403	(9,659,784)

Net income (loss)	$19,032	$(6,131,334)	$1,882,494	$(13,351,585)

Basic weighted average number of shares outstanding	6,913,492	6,913,492	6,913,492	6,414,415
Diluted weighted average number of shares outstanding	6,913,492	6,913,492	7,473,519	6,414,415

Basic net income (loss) per share	$0.00	$(0.89)	$0.19	$(2.08)
Diluted net income (loss) per share	$0.00	$(0.89)	$(0.05)	$(2.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

For The Three Months Ended June 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at April 1, 2022	2,696,439	$270	6,913,492	$691	$9,009,619	$(17,074,787)	$(8,064,207)
Stock-based compensation	—	—	—	—	148,818	—	148,818
Net income	—	—	—	—	—	19,032	19,032
Balance at June 30, 2022	2,696,439	$270	6,913,492	$691	$9,158,437	$(17,055,755)	$(7,896,357)

For The Three Months Ended June 30, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at April 1, 2021	$2,696,439	$270	6,913,492	$691	$8,003,876	$(15,929,529)	$(7,924,692)
Stock-based compensation	—	—	—	—	327,434	—	327,434
Net loss	—	—	—	—	—	(6,131,334)	(6,131,334)
Balance at June 30, 2021	2,696,439	$270	6,913,492	$691	$8,331,310	$(22,060,863)	$(13,728,592)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

For The Six Months Ended June 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	2,696,439	$270	6,913,492	$691	$8,828,425	$(18,938,249)	$(10,108,863)
Stock-based compensation	—	—	—	—	330,012	—	330,012
Net income	—	—	—	—	—	1,882,494	1,882,494
Balance at June 30, 2022	2,696,439	$270	6,913,492	$691	$9,158,437	$(17,055,755)	$(7,896,357)

For The Six Months Ended June 30, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	2,696,439	$270	5,775,898	$578	$4,079,891	$(8,709,278)	$(4,628,539)
Common stock issued in connection with conversion of notes payable	—	—	1,137,594	113	3,412,669	—	3,412,782
Stock-based compensation	—	—	—	—	838,750	—	838,750
Net loss	—	—	—	—	—	(13,351,585)	(13,351,585)
Balance at June 30, 2021	2,696,439	$270	6,913,492	$691	$8,331,310	$(22,060,863)	$(13,728,592)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$1,882,494	$(13,351,585)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	330,012	838,750
Amortization of debt discount	—	2,550,780
Change in fair value of notes	103,950	—
Change in fair value of SAFE	(2,990,762)	3,184,162
Loss on issuance of debt	303,012	—
Gain on conversion of notes	—	(59,890)
Change in fair value warrant liability	(2,230,603)	3,708,726
Non-cash interest expense	—	255,076
Changes in assets and liabilities:
Deferred offering costs	—	(60,779)
Accounts payable	(76,885)	176,940
Accounts payable - related party	161,875	(100,138)
Accrued expenses	1,084,626	100,053
Net cash used in operating activities	(1,432,281)	(2,757,905)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	997,250	—
Proceeds from SAFE investment	—	5,000,000
Net cash provided by financing activities	997,250	5,000,000

Net (decrease) increase in cash	(435,031)	2,242,095
Cash, beginning of period	444,087	1,123,625
Cash, end of period	$9,056	$3,365,720

Non-cash financing activities:
Common stock issued in connection with conversion of notes payable	$—	$3,412,782
Unpaid offering costs	$342,542	$2,115

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1. Organization and description of business operations

PaxMedica, Inc. (the “Company”) is a clinical stage biopharmaceutical company organized as a Delaware limited liability company on April 5, 2018 (“Inception”) to focus on the development of drug candidates for the treatment of autism spectrum disorder (ASD), Fragile X syndrome tremor-ataxia (FXTAS) and Human African Trypanosomiasis (HAT).

Initial Public Offering

On August 9, 2022, the Company entered into an underwriting agreement relating to the public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,545,454 shares of its common stock to the underwriters, at a purchase price per share of $4.83 (the offering price to the public of $5.25 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-239676), as amended, under the Securities Act of 1933, that was filed by the Company under Rule 462(b) under the Securities Act. The Company also granted the underwriters a 45-day option to purchase up to 231,818 additional shares of common stock to cover over-allotments. On August 30, 2022, the Company received net proceeds from its public offering of approximately $6.8 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $0.5 million. In connection with its public offering the Company issued 108,181 warrants to purchase shares of the Company’s common stock with an exercise price of $6.5625 per share.

Going concern, liquidity and capital resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $17.1 million at June 30, 2022, net income of approximately $1.9 million, and approximately $1.4 million of net cash used in operating activities for the six months ended June 30, 2022.

2022 Notes

Between April and July 2022, the Company entered into senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling $0.2 million and the Company received net proceeds of approximately $1.3 million. During the six months ended June 30, 2022, the Company received net proceeds of approximately $1.0 million and the principal balance of the 2022 Notes totaled $1.2 million (See Note 6).

Series X Preferred Stock

On August 2, 2022, the Company issued 3,200 shares of Series X preferred stock, par value $0.0001 per share at a purchase price of $100 per share. The Company received net proceeds of approximately $0.3 million, net of fees. (See Note 8).

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;
●	the emergence and effect of competing or complementary products;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel; and
●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish.

The Company will likely need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, or the completion of a licensing transaction for one or more of the Company’s pipeline assets. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed financial statements. The accompanying condensed financial statements do not include any adjustments that result from the outcome of these uncertainties.

The COVID-19 global pandemic has been unprecedented and unpredictable, is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the resulting global pandemic and the actions implemented to combat the virus throughout the world.

Note 2. Significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the registration statement on Form S-1/A filed by the Company with the SEC on August 8, 2022.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed financial statements relate to the valuation of convertible notes, valuation of warrants, valuation of the SAFE liability and valuation of equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents or short-term investments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash high credit quality financial institutions, which may at times, be in excess of federal insured limits. The Company believes it is not exposed to any significant losses due to credit risk on cash.

Fair value of financial instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. During the six months ended June 30, 2022, the Company issued certain of the 2022 Notes and warrants in connection with the 2022 Notes. The 2022 Notes and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the statements of operations and disclosed in the condensed financial statements. During the year ended December 31, 2021, the Company entered into its SAFE agreement and classified the SAFE as a liability measured at cost on the issuance date, with changes in fair value recognized as other income on the statement of operations. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, approximate fair value due to the short-term nature of these instruments.

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its 2022 Notes. In accordance with ASC 825, the Company recognizes these 2022 Notes at fair value with changes in fair value recognized in the condensed statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. Accrued interest for the 2022 Notes has been included in the change in fair value of convertible notes in the condensed statements of operations.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation.

Simple Agreement for Future Equity

The Company accounts for a Simple Agreement For Equity (“SAFE”) as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing or a liquidity/dissolution occurs, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the SAFE has been estimated using the Backsolve method which utilizes the Option Pricing Method.

Research and development

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Accrued Outsourcing Costs

Substantial portions of the Company’s preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as CROs, independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical studies. For each clinical trial that the Company conducts, certain clinical trial costs are expensed immediately, while others are expensed over time based on the number of patients in the trial, the attrition rate at which patients leave the trial, and/or the period over which clinical investigators or CROs are expected to provide services. The Company’s estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation

The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. The Company accounts for forfeitures as they occur. Stock-based awards with graded vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative costs in the statements of operations.

Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Preferred stock, unvested restricted stock units and the SAFE investment are participating securities as they participate in undistributed earnings on an as-if converted basis. The Company computes earnings (loss) per share of Common Stock using the two-class method required for participating securities.

Basic earnings per share reflects an allocation of undistributed earnings to the Company’s participating securities. Diluted earnings (loss) per share is calculated using the more dilutive approach of (i) applying the treasury stock method, the if-converted method, or contingently issuable method and (ii) adding back the undistributed earnings allocated to participating securities in arriving at basic earnings per share, assuming that all other dilutive potential common shares have been exercised and then next reallocating the undistributed earnings.

For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

Participating securities do not share in the losses of the Company, therefore, during periods of net loss, no effect is given to the preferred stock, unvested restricted stock units and the SAFE investment.

The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed conversion of convertible notes, convertible preferred stock, exercise of common stock warrants, the SAFE investment and the vesting of RSUs using the treasury stock method.

The Company’s common stock equivalents have been excluded from the computation of diluted loss per share for the three and six months ended June 30, 2021, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income (loss) per share is the same for the three and six months ended June 30, 2021. The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the three and six months ended June 30, 2022:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$19,032	$(6,131,334)	$1,882,494	$(13,351,585)
Amount allocated to participating common shareholders	(5,831)	—	(576,802)	—
Net income (loss) allocate to common shareholders- Basic	$13,201	$(6,131,334)	$1,305,692	$(13,351,585)

Net income (loss)	$19,032	$(6,131,334)	$1,882,494	$(13,351,585)
Less: Change in fair value of warrant liabilities	—	—	(2,230,603)	—
Net income (loss) allocate to common shareholders- Diluted	$19,032	$(6,131,334)	$(348,109)	$(13,351,585)

Denominator:
Basic weighted average number of shares outstanding	6,913,492	6,913,492	6,913,492	6,414,415
Add:
Warrants	—	—	560,027	—
Diluted weighted average number of shares outstanding	6,913,492	6,913,492	7,473,519	6,414,415

Basic net income (loss) per share	$0.00	$(0.89)	$0.19	$(2.08)

Diluted net income (loss) per share	$0.00	$(0.89)	$(0.05)	$(2.08)

The following securities were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the six months ended June 30, 2022 and 2021, because including them would have been anti-dilutive:

	June 30,
	2022	2021
Preferred stock	1,557,435	1,557,435
Unvested restricted stock units	1,086,500	1,377,999
Common stock warrants	—	1,034,176
SAFE investment (1)	410,169	414,808
Convertible notes	189,684	—
Total	3,243,788	4,384,418

(1) SAFE investment

As of June 30, 2022, the Company’s price per share of $12.19 was calculated by dividing the post money valuation of $150 million by 12,305,060 shares of common stock outstanding. The 12,305,060 shares of common stock outstanding was calculated in accord with the agreement and includes 6,913,492 of common shares outstanding, 2,696,439 of shares to be issued in connection with the Company’s initial public offering, 1,086,500 of restricted stock units, 1,198,460 of common stock warrants and 410,169 of SAFE shares. The SAFE investment shares of 410,169 (included in the table above) were calculated using the SAFE investment of $5.0 million divided by $12.19 per share.

Income taxes

ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted this standard on January 1, 2022, and the adoption did not have a material impact on the Company’s condensed financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2022, and the adoption did not have a material impact on the Company’s condensed financial statements or disclosures.

Note 3. Fair Value Measurements

Convertible Notes

During April and June 2022, the Company issued the 2022 Notes. The fair value of the 2022 Notes on the issuance dates and as of June 30, 2022 was estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its 2022 Notes (See Note 2) and the notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2022 Notes upon the issuance dates and during the six months ended June 30, 2022:

	April 25, 2022 -		Six months ended
	April 28, 2022	June 9, 2022	June 30, 2022
Dividend yield	0%	0%	0%
Expected price volatility	57.2%	57.2%	57.2%
Risk free interest rate	1.97%	2.35%	2.80%
Expected term (in years)	1.0	1.0	0.8-0.9

Simple Agreement for Future Equity

On March 19, 2021, the Company entered into a SAFE agreement with an investor. At issuance date, the Company classified the cash received of $5.0 million as a liability, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements (See Note 5).

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the SAFE during the six months ended June 30, 2022 and 2021, is as follows:

	Six months ended June 30,
	2022	2021
Dividend yield	0%	0%
Expected price volatility	50.0%	50.0%
Risk free interest rate	1.35%-2.86%	0.07%-0.09%
Expected term (in years)	0.8-1.5	1.0-1.3

Warrants

During the six months ended June 30, 2022, the Company issued 164,284 common stock warrants in connection with its 2022 Notes (See Note 6). During the year ended December 31, 2020, the Company issued 1,034,176 common stock warrants in association with its 2020 convertible notes (the “2020 Notes”) issued during 2020. As of June 30, 2022, 1,198,460 warrants were outstanding with a weighted average exercise price of $3.16 per share. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements.

Warrant Exchange

On August 3, 2022, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with a holder of certain warrants to purchase the Company’s common stock. The warrants were issued in connection with the Company’s 2020 Notes. Pursuant to the Warrant Exchange Agreement, the Company agreed to exchange 750,000 warrants for 375,000 shares of common stock (or, to the extent that the holder would exceed the beneficial ownership limitation contained in the Warrant Exchange Agreement, an equivalent number of shares of Series X preferred stock) at the consummation of the Company’s initial public offering (See Note 8).

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants during the six months ended June 30, 2022 and 2021, is as follows:

	Six months ended June 30,
	2022	2021
Dividend yield	0%	0%
Expected price volatility	57.2%-105.0%	96.0%- 112.1%
Risk free interest rate	0.17%-2.99%	0.06% - 0.81%
Expected term (in years)	0.3-4.0	0.4 - 4.6

Significant changes in the expected price volatility and expected term would result in significantly lower or higher fair value measurement of the warrants, respectively.

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	Fair value measured at June 30, 2022
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$1,208,950	$—	$—	$1,208,950
SAFE liability	$1,833,455	$—	$—	$1,833,455
Warrant liability	$2,481,144	$—	$—	$2,481,144

	Fair value measured at December 31, 2021
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
SAFE liability	$4,824,217	$—	$—	$4,824,217
Warrant liability	$4,516,485	$—	$—	$4,516,485

For the three and six months ended June 30, 2022, there was a change of approximately $1.25 million and $5.1 million in Level 3 liabilities measured at fair value, respectively.

The fair value of the convertible notes, warrant liability and SAFE liability may change significantly as additional data is obtained, impacting the Company’s assumptions used to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Convertible Notes	SAFE Liability	Warrant Liability
Balance at December 31, 2021	$—	$4,824,217	$4,516,485
Issuance of convertible notes and warrants	1,105,000	—	195,262
Change in fair value	103,950	(2,990,762)	(2,230,603)
Balance at June 30, 2022	$1,208,950	$1,833,455	$2,481,144

Note 4. Accrued Expenses

The Company’s accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Employee and related expenses	$566,061	$680,026
Professional fees	37,080	—
Total accrued expenses	$603,141	$680,026

Note 5. Simple Agreement for Future Equity (“SAFE”)

During the year ended December 31, 2021, the Company entered into a SAFE with an investor, and received proceeds of $5.0 million. Under the terms of the SAFE, the investor has the right to participate in future equity financings of the Company.

The number of shares to be received by the SAFE investor is based on a 50% discount of the pricing in the triggering equity financing and includes a post money valuation cap of $150.0 million. In a liquidity or dissolution event, the investors right to receive cash out is junior to payment of outstanding indebtedness and creditor claims, on par for other SAFE agreements and/or preferred stock, and senior to payments for common stock. The SAFE has no interest rate or maturity date, the SAFE investor has no voting rights prior to conversion, and if the Company pays a dividend on outstanding shares of common stock while the SAFE is outstanding, the SAFE investor will receive the same dividend.

As of June 30, 2022, the SAFE had not yet converted as a qualifying financing had not yet occurred. Pursuant to the guidance under ASC 480, Distinguishing Liabilities from Equity, the Company determined that the value of the SAFE should be recorded as a liability in the accompanying balance sheets (See Note 3).

On August 2, 2022, the $5.0 million outstanding under the SAFE was converted into 100,000 shares of Series X preferred stock (See Note 8).

Note 6. Convertible promissory notes

Between April and July 2022, the Company entered into its 2022 Notes with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling $0.2 million and the Company received net proceeds of approximately $1.3 million. The 2022 Notes bear interest at 10% per annum and mature 12 months from the issuance date. The notes are secured by all assets and personal property of the Company. The note holders have the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company’s common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per share conversion price is equal to the lessor of (i) $7.00 or (ii) 80% of the qualified offering price of the Company’s common stock resulting from the listing for trading of its common stock on a qualified exchange. In connection with the notes, the Company issued common stock warrants to purchase 195,140 shares of the Company’s common stock. The warrants have an exercise price of the lessor of (i) $7.00 or (ii) 80% of the qualified offering price and expire five years from the issuance date. As a result of the issuance of the common stock warrants, the exercise price of the Company’s existing warrants was adjusted to an exercise of $3.00 per share.

During the six months ended June 30, 2022, the Company entered into its 2022 Notes with a principal balance of $1.2 million. The June 2022 Notes contain an original issue discount totaling $0.1 million and the Company received proceeds of $1.0 million net of fees paid of $0.1 million. As of June 30, 2022, the outstanding principal balance of the 2022 Notes was $1.2 million. In connection with the 2022 Notes issued during the six months ended June 30, 2022, the Company issued common stock warrants to purchase 164,284 shares of the Company’s common stock.

For the six months ended June 30, 2022, the Company recorded a loss on issuance of debt of $0.3 million, and a fair value loss of $0.1 million that is included in the change in fair value of notes, in the accompanying condensed statements of operations. The Company recognized interest expense as a component of the change in fair value of the notes during the six months ended June 30, 2022 (See Note 2).

On August 26, 2022, upon the consummation of the Company’s initial public offering, the conversion price of the 2022 Notes and the exercise price of the warrants is calculated at 80% of $5.25 per share (the offering price) or $4.20 per share.

On August 3, 2022, the Company entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of the Company’s initial public offering at the conversion price of $4.20 per share. On August 26, 2022, $1.0 million of convertible notes outstanding were converted into 238,094 shares of the Company’s common stock.

On August 3, 2022, the Company entered into a conversion agreement with an additional holder of the 2022 Notes, pursuant to which the holder agreed to convert $255,555 of the principal balance at the consummation of the Company’s initial public offering into 2,555 shares of Series X preferred stock (See Note 8). On August 26, 2022, $255,555 of convertible notes outstanding were converted into 2,555 shares of the Company’s Series X preferred stock.

Note 7. Stock-based compensation

Restricted Stock Units

The following is a summary of the restricted stock units during the six months ended June 30, 2022:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested as of December 31, 2021	—	$—
Granted	1,378,000	$10.73
Forfeited	(291,500)	$10.87
Unvested as of June 30, 2022	1,086,500	$10.69

On May 15, 2022, the Company granted 35,333 restricted stock units (RSUs) with a fair value of approximately $0.2 million to a member of its board of directors. The RSUs are subject to service conditions (vesting of 33.34% on August 26, 2022, the consummation date of the Company’s initial public offering, with the remaining units vesting 66.66% over the next two calendar years on each three-month anniversary thereafter).

On January 1, 2022, the Company granted 1,342,667 RSUs with a fair value of approximately $14.6 million to employees, officers and directors of the Company. The RSUs are subject to service conditions (vesting of 33.34% on May 1, 2022, with the remaining units vesting on each three-month anniversary thereafter) and performance conditions in the form of a liquidity event. Vesting of the RSUs is subject to all grantees continuous service with the Company, and no vesting shall occur if the Company has not completed a Qualified Offering or a Change of Control on or before the vesting date. In the event that neither a Qualified Offering nor a Change of Control has occurred prior to December 31, 2022, then all RSUs shall be forfeited for no consideration. Because a Qualified Offering or Change of Control is not considered probable of achievement until consummation, compensation cost measured at the grant date is not recognized until such event occurs.

During the six months ended June 30, 2022, 291,500 RSU’s (granted on January 1, 2022) were forfeited due to terminations of two of the Company’s employees and two of its board members.

In August 2022, the Company modified the remaining 1,086,500 RSUs granted on January 1, 2022 to provide that 33.34% of each of those RSUs would vest on May 1, 2022, with an additional 8.3325% of each grant vesting each quarter thereafter, provided that if neither (i) the expiration of the 6-month period following an initial public offering nor (ii) a change in control has occurred prior to the applicable vesting date, any RSUs that would have vested thereunder shall not vest until such expiration of the 6-month period following an initial public offering or change in control occurs (provided further that if neither an initial public offering nor a change in control occurs on or prior to December 31, 2022, then all of the related RSUs will be forfeited). Vesting in all cases generally is subject to the grantee’s continued employment with the Company or a subsidiary thereof on the applicable vesting date. This improbable to improbable modification resulted in a new measurement of compensation cost based on the underlying fair value of the Company’s common stock on the date of the modification of approximately $5.7 million.

On August 26, 2022, the Company consummated its initial public offering and based on the modification above, 33.34% of each of the remaining 1,086,500 RSU’s would vest on February 26, 2023, with an additional 8.3325% of each grant vesting each quarter thereafter.

On July 16, 2022, the Company granted 15,000 RSUs to its Chief Financial Officer with a fair value of approximately $0.1 million, all of which vest December 31, 2022. In August 2022, the Company granted 492,500 RSUs with a fair value of approximately $2.6 million to certain officers, directors and employees, one-third of which vest on the one-year anniversary of the Company’s initial public offering, with the remaining restricted stock units vesting on a quarterly basis over the following two years.

On December 22, 2020, the Company granted 896,583 RSUs with a fair value of approximately $6.3 million to its officers and directors, in exchange for 787,499 vested and unvested stock options. The RSUs are subject to service conditions (vesting of 33.34% on May 1, 2021, with the remaining units vesting on each three-month anniversary, thereafter, fully vesting on May 1, 2023) and performance conditions in the form of a liquidity event. Vesting of the RSUs is subject to all grantees continuous service with the Company, and no vesting shall occur if the Company has not completed a Qualified Offering or a Change of Control on or before the vesting date. In the event that neither an IPO nor change in control has occurred prior to December 31, 2021, then all RSUs shall be forfeited for no consideration. Pursuant to the guidance of ASC 718- “Compensation - Stock Compensation”, the exchange of the options for the RSUs was accounted for as a probable (service only vesting) to improbable (performance and service with the performance criteria considered improbable since contingent upon a Qualified Offering or Change of Control) modification. As such, compensation cost for the original awards would be recognized if the awards would have vested pursuant to the original terms. In addition, since the original awards were modified, the incremental cost would be measured as the result of the most recent modification; that is, the fair value of the options after the modification to increase the exercise price to $8.98. This fair value would be compared to the fair value of the RSUs to determine the incremental compensation cost. Incremental compensation cost related to the replacement awards would be recognized only if the modified vesting criteria are achieved.

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were canceled. No stock options were outstanding as of June 30, 2022 and December 31, 2021. Compensation cost related to the canceled stock options of $4.3 million will continue to be recognized over the original vesting criteria.

During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.3 million and $0.8 million, respectively. The unamortized stock-based compensation expense related to canceled stock options as of June 30, 2022 is approximately $0.4 million.

Note 8. Preferred and common stock

Series X Preferred Stock

On August 1, 2022, the Company authorized 500,000 shares of Series X preferred stock, par value 0.0001 per share. The stated value of the Series X preferred stock is $100 per share. The holders of the Series X preferred stock have no voting rights and are not entitled to dividends. Upon consummation of the Company’s initial public offering, all outstanding shares of Series X preferred stock will automatically convert into shares of common stock at the initial public offering price, subject to the beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion.

On August 2, 2022, the Company issued 3,200 shares of Series X preferred stock in a private placement, at a purchase price of $100 per share, and received net proceeds of approximately $0.3 million, after deducting expenses (the “Series X Private Placement”). The Series X Private Placement constituted a qualified offering under the terms of the SAFE and the $5.0 million outstanding under the SAFE automatically converted into 100,000 shares of Series X preferred stock (See Note 5).

On August 26, 2022, the Company issued 2,555 shares of its Series X preferred stock in connection with the conversion of certain 2022 Notes (See Note 6). The 2,555 shares of Series X preferred stock are convertible into shares of common stock at the initial offering price of $5.25 per share, subject to the beneficial ownership limitation.

On the August 26, 2022, in connection with its Warrant Exchange Agreement (See Note 3), the Company exchanged 750,000 warrants for 350,000 shares of its common stock and 1,250 shares of its Series X preferred stock.

On August 26, 2022, upon the consummation of the Company’s initial public offering, 61,689 shares of the Series X preferred stock were converted into 1,175,000 shares of the Company’s common stock. As of August 26, 2022, 45,317 shares of Series X preferred stock remain outstanding.

Series Seed Preferred Stock

On August 5, 2022, the Company entered into exchange agreements with the holders of the Company’s Series Seed preferred stock, par value $0.0001 per share. The Company and the holders agreed to exchange all shares of outstanding Series Seed preferred stock into 1,557,435 shares of common stock immediately prior to the effectiveness of its registration statement filed in connection with the Company’s initial public offering.

Amendment to Certificate of Incorporation

On August 30, 2022, the Company filed an amendment (the “Amendment”) to its certificate of incorporation (the “Certificate”) with the Secretary of State of the State of Delaware in connection with the completion of the Company’s initial public offering. The Amendment amends the Company’s Certificate to, among other things: (i) authorize 200,000,000 shares of common stock and (ii) authorize 10,000,000 shares of preferred stock, 500,000 of which are designated as Series X Preferred Stock. In connection with the initial public offering, the Board waived any lock-up restrictions contained in the Series X Certificate of Designations.

Note 9. Commitments and contingencies

Litigation

As of June 30, 2022 and 2021, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 10. Related party transactions

Accounts payable - As of June 30, 2022, related party payables totaled approximately $163,000 and consisted of $120,000 owed to Tardimed for management fees, and $43,000 owed to members of our board of directors. During the three months ended June 30, 2022 the Company expensed management fees of $60,000 and board of director fees of $38,000. During the six months ended June 30, 2022 the Company expensed management fees of $120,000 and board of director fees of $54,000.

Accrued expenses - As of June 30, 2022, accrued expenses totaled $0.6 million and consisted of bonus accruals of approximately $0.5 million and $0.1 million of payroll expenses owed to executives of the Company. During the three and six months ended June 30, 2022, the Company reversed $155,000 of bonus expenses in connection with the termination of two of its executives.

Note 11. Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described in the Notes above, primarily related to transaction entered into in connection with the Company’s initial public offering and other financings, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Paxmedica, Inc.,” “our,” “us,” or “we” refer to Paxmedica, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report and our final prospectus, or Prospectus, dated August 25, 2022 and filed with the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on August 29, 2022 (File No. 333-239676). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. These statements are based upon information available to us as of the filing date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a clinical stage biopharmaceutical company focusing on the development of anti-purinergic drug therapies (“APT”) for the treatment of disorders with intractable neurologic symptoms, ranging from neurodevelopmental disorders, including autism spectrum disorder (“ASD”), to Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”), a debilitating physical and cognitive disorder believed to be viral in origin and now with rising incidence globally due to the long-term effects of SARS-CoV-2 (“COVID-19”). APTs have been shown to block the effects of excess production and extracellular receptor activity of ATP, which acts as both the main energy molecule in all living cells and a peripheral and central nervous system neurotransmitter via receptors that are found throughout the nervous system. Excess purinergic signaling can offset homeostasis and trigger immune responses that result in localized and systemic increases in inflammatory chemokines and cytokines, ultimately stimulating ATP production. APTs may also impact immunologic and inflammatory mechanisms that may be causing or exacerbating symptoms in these seemingly unrelated disorders, which may be caused in part by similar mechanisms of ATP overproduction.

One of our primary points of focus is currently the development and testing of our lead program, PAX-101, an intravenous formulation of suramin, in the treatment of ASD and the advancement of the clinical understanding of using that agent against other disorders such as ME/CFS and Long COVID-19 Syndrome (“LCS”), a clinical diagnosis in individuals who have been previously infected with COVID-19.

In February 2021, we announced positive topline data from our Phase 2 dose-ranging clinical trial evaluating PAX-101 (commonly known as intravenous suramin) for the treatment of the core symptoms of ASD, as described in more detail below. We also intend to submit data to support a New Drug Application (an “NDA”) for PAX-101 under the U.S. Food and Drug Administration’s (the “FDA”) Tropical Disease Priority Voucher Program for the treatment of Human African Trypanosomiasis, a fatal parasitic infection commonly known as African sleeping sickness (“HAT”), leveraging suramin’s historical use in treating HAT outside of the United States. We have exclusively licensed clinical data from certain academic or international government institutions to potentially accelerate PAX-101’s development plans in the United States through this regulatory program and seek approval in the United States for the treatment of East African HAT, which is caused by the parasite Trypanosome brucei rhodesiense, as early as 2024. We are also pursuing the development of next generation APT product development candidates for neurodevelopmental indications. These candidates include PAX-102, our proprietary intranasal formulation of suramin, as well as other new chemical entities that are more targeted and selective antagonists of particular purine receptor subtypes. We believe our lead drug candidate (suramin), if approved by the FDA, may be a significant advancement in the treatment of ASD and a potentially useful treatment for ME/CFS and LCS.

We have not generated any revenue to date and, through June 30, 2022, we had an accumulated deficit of approximately $17.1 million. To date, we have financed our operations through contributions from our prior members, the issuance of our convertible notes, and the issuance of our Simple Agreement For Equity (“SAFE”) and Series X preferred stock, par value $0.0001 per share (“Series X Preferred Stock”). We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101 and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

Convertible Notes

Between April and July 2022, we issued the senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling $0.2 million and we received net proceeds of approximately $1.3 million. The 2022 Notes bear interest at 10% per annum and mature 12 months from the issuance date. The 2022 Notes are secured by all assets and personal property of the Company. The note holders have the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company’s common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per-share conversion price is equal to 80% of the initial offering price of our common stock, or $4.20 per share (based on the Company’s initial public offering price of $5.25 per share). In connection with the 2022 Notes, the Company issued warrants to purchase 195,140 shares of the Company’s common stock. The warrants have an exercise price of 80% of the initial offering price of our common stock, or $4.20 per share (based on the Company’s initial public offering price of $5.25 per share) and expire five years from the issuance date.

During the six months ended June 30, 2022, the Company entered into its 2022 Notes with a principal balance of $1.2 million. The June 2022 Notes contain an original issue discount totaling $0.1 million and the Company received proceeds of $1.0 million (net of fees paid). As of June 30, 2022, the outstanding principal balance of the 2022 Notes was $1.2 million. In connection with the 2022 Notes issued during the six months ended June 30, 2022, the Company issued common stock warrants to purchase 164,284 shares of the Company’s common stock.

Initial Public Offering

On August 9, 2022, the Company entered into an underwriting agreement relating to the public offering of its common stock. The Company agreed to sell 1,545,454 shares of its common stock to the underwriters, at a purchase price per share of $4.83 (the offering price to the public of $5.25 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-239676), as amended, under the Securities Act, that was filed by the Company under Rule 462(b) under the Securities Act. The Company also granted the underwriters a 45-day option to purchase up to 231,818 additional shares of common stock to cover over-allotments. On August 30, 2022, the Company received net proceeds from its public offering of approximately $6.8 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $0.5 million. In connection with its public offering the Company issued 108,181 warrants to purchase shares of the Company’s common stock with an exercise price of $6.5625 per share.

Series X Preferred Stock

On August 1, 2022, the Company authorized 500,000 shares of Series X Preferred Stock. The stated value of the Series X preferred stock is $100 per share. The holders of the Series X preferred stock have no voting rights and are not entitled to dividends. Upon consummation of the Company’s initial public offering, all outstanding shares of Series X preferred stock automatically converted into shares of common stock at the initial public offering price, subject to the beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion.

On August 2, 2022, the Company issued 3,200 shares of Series X Preferred Stock at a purchase price of $100 per share. The Company received net proceeds of approximately $0.3 million, net of fees.

Financial Operations Overview

Revenue

To date, we have not generated any revenue. Our ability to generate product revenue, which we do not expect will occur in the near term, if ever, will depend on the successful development and eventual commercialization of our current, and any potential future, product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of PAX-101 and our other product candidates, which include:

●	the cost of acquiring, developing and manufacturing pre-clinical trial materials;
●	costs for consultants and contractors associated with chemistry, manufacturing and controls, or CMCs, pre-clinical activities and regulatory operations;
●	expenses incurred under agreements with contract research organizations, or CROs, that conduct our pre-clinical trials; and
●	employee-related expenses, including salaries for those employees involved in the research and development process.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

Our general and administrative expenses include costs associated with our executive, accounting, information technology and human resources functions. These expenses consist principally of payroll, employee benefits, travel, and professional services fees such as consulting, audit, tax and legal fees, and general corporate costs. We expense all general and administrative expenses as incurred.

We expect our general and administrative expenses to increase primarily as a result of costs related to us operating as a public company, such as additional legal, accounting, corporate governance, and investor relations expenses, and directors’ and officers’ insurance premiums.

Fair Value of Restricted Stock Units Granted

On January 1, 2022, the Company granted 1,342,667 restricted stock units, or RSUs, with a fair value of approximately $14.6 million to employees, officers and directors of the Company. The RSUs are subject to service conditions (vesting of 33.34% on May 1, 2022, with the remaining units vesting on each three-month anniversary thereafter) and performance conditions in the form of a liquidity event. Vesting of the RSUs is subject to all grantees continuous service with the Company, and no vesting shall occur if the Company has not completed a Qualified Offering or a Change of Control (each as defined therein) on or before the vesting date. In the event that neither a Qualified Offering nor a Change of Control has occurred prior to December 31, 2022, then all RSUs shall be forfeited for no consideration. Because a Qualified Offering or Change of Control is not considered probable of achievement until consummation, compensation cost measured at the grant date is not recognized until such event occurs.

During the six months ended June 30, 2022, 291,500 RSU’s (granted on January 1, 2022) were forfeited due to terminations of two of the Company’s employees and two of its board members.

In August 2022, the Company modified the remaining 1,086,500 RSUs granted on January 1, 2022 to provide that 33.34% of each of those RSUs would vest on May 1, 2022, with an additional 8.3325% of each grant vesting each quarter thereafter, provided that if neither (i) the expiration of the 6-month period following an initial public offering nor (ii) a change in control has occurred prior to the applicable vesting date, any RSUs that would have vested thereunder shall not vest until such expiration of the 6-month period following an initial public offering or change in control occurs (provided further that if neither an initial public offering nor a change in control occurs on or prior to December 31, 2022, then all of the related RSUs will be forfeited). Vesting in all cases generally is subject to the grantee’s continued employment with the Company or a subsidiary thereof on the applicable vesting date. This improbable to improbable modification resulted in a new measurement of compensation cost based on the underlying fair value of the Company’s common stock on the date of the modification of approximately $5.7 million.

On August 26, 2022, the Company consummated its initial public offering and based on the modification above, 33.34% of each of the remaining 1,086,500 RSU’s would vest on February 26, 2023, with an additional 8.3325% of each grant vesting each quarter thereafter.

During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.3 million and $0.8 million, respectively. The unamortized stock-based compensation expense as of June 30, 2022 is approximately $0.4 million.

Impact of COVID-19

Based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide COVID-19 pandemic. However, the COVID-19 pandemic could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak worsens in their geography, or have other adverse effects on our business, results of operations and financial condition. We are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the resulting global pandemic and the actions implemented to combat the virus throughout the world.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021
Operating expenses
General and administrative	$775,963	$1,086,939
Research and development	151,425	889,914
Total operating expenses	927,388	1,976,853
Loss from operations	(927,388)	(1,976,853)
Other income (expense), net	946,420	(4,154,481)
Net income (loss)	$19,032	$(6,131,334)

Operating expenses

General and administrative

General and administrative expenses were approximately $0.8 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively. The $0.3 million decrease in general and administrative expenses was primarily due to decreases of $0.2 million of stock-based compensation and $0.4 million of bonuses, payroll, and related expenses, offset by an increase of $0.3 million for legal and professional fees.

Research and Development

Research and development expenses were approximately $0.15 million for the three months ended June 30, 2022 and approximately $0.9 million for the three months ended June 30, 2021. The $0.75 million decrease in research and development expenses was primarily attributable to lower costs incurred in connection with our research activities, including lower costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $0.15 million in research and development expenses incurred during the three months ended June 30, 2022, $0.13 million was associated with activities related to the HAT indication, and $0.02 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $0.9 million in research and development expenses incurred during the three months ended June 30, 2021, approximately $0.6 million was associated with activities related to the HAT indication, and approximately $0.3 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $11.8 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities, if necessary.

Other Income (Expenses), net

Other income was approximately $0.9 million for the three months ended June 30, 2022 compared with other expenses of $4.15 million for the three months ended June 30, 2021. The increase of $5.05 million was comprised of a $3.25 million net change of income recognized for the change in fair value of our warrant liability and a $2.2 million net change of income recognized for the change in fair value of our SAFE investment, offset by the loss on issuance of our 2022 Notes of $0.3 million and the change in fair value of our 2022 Notes of $0.1 million.

The change in fair value of our SAFE investment was primarily due to challenging market conditions, which resulted in a lower probability that the SAFE would convert to shares of common stock or that the investor would be repaid. The primary driver of the lower valuation was due to a lower probability of an initial public offering as a result of challenging market conditions. As of December 31, 2021 the probability of an initial public offering  was 95% and as of June 30, 2022 the probability of an IPO was 55%.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021
Operating expenses
General and administrative	$1,709,780	$2,373,932
Research and development	1,222,129	1,317,869
Total operating expenses	2,931,909	3,691,801
Loss from operations	(2,931,909)	(3,691,801)
Other income (expense), net	4,814,403	(9,659,784)
Net income (loss)	$1,882,494	$(13,351,585)

Operating expenses

General and administrative

General and administrative expenses were approximately $1.7 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. The $0.7 million decrease in general and administrative expenses was primarily due to decreases of $0.5 million of stock-based compensation, $0.5 million of bonus expense and $0.1 million of other operating expenses, offset by an increase of $0.4 million for legal and professional fees.

Research and Development

Research and development expenses were approximately $1.2 million for the six months ended June 30, 2022 and approximately $1.3 million for the three months ended June 30, 2021. The $0.1 million decrease in research and development expenses was primarily attributable to lower costs incurred in connection with our research activities, including lower costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $1.2 million in research and development expenses incurred during the six months ended June 30, 2022, $1.1 million was associated with activities related to the HAT indication, and $0.1 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $1.3 million in research and development expenses incurred during the six months ended June 30, 2021, approximately $0.9 million was associated with activities related to the HAT indication, and approximately $0.4 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $11.8 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities, if necessary.

Other Income (Expenses), net

Other income was approximately $4.8 million for the six months ended June 30, 2022 compared with other expenses of $9.7 million for the six months ended June 30, 2021. The increase of $14.5 million was comprised of a $5.9 million net change of income recognized for the change in fair value of our warrant liability and a $6.2 million net change of income recognized for the change in fair value of our SAFE, and $2.8 million of interest expense recorded in connection with the conversion of our senior secured convertible promissory notes in 2021, offset by the loss on issuance of our 2022 Notes of $0.3 million and the change in fair value of our 2022 Notes of $0.1 million recorded in the 2022 period.

The change in fair value of our warrant liability of $6.0 million was primarily due to a lower valuation of our stock price as of June 30, 2022 ($5.30 per share) compared to December 31, 2021 ($10.87 per share). The change in fair value of our SAFE investment was primarily due to challenging market conditions, which resulted in a lower probability that the SAFE would convert to shares of common stock or that the investor would be repaid. The primary driver of the lower valuation was due to a lower probability of an initial public offering as a result of challenging market conditions. As of December 31, 2021 the probability of an initial public offering was 95% and as of June 30, 2022 the probability of an IPO was 55%.

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of June 30, 2022, we had an accumulated deficit since inception of approximately $17.1 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through June 30, 2022, we have funded our operations through contributions from TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes of approximately $4.2 million, and our SAFE of $5.0 million.

Convertible Notes

Between April and July 2022, we issued the 2022 Notes with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling approximately $0.2 million and we received net proceeds of approximately $1.3 million. The 2022 Notes bear interest at 10% per annum and mature 12 months from the issuance date. The 2022 Notes are secured by all assets and personal property of the Company. The note holders have the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company’s common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per-share conversion price is equal to 80% of the initial offering price, or $4.20 per share (based on the Company’s initial public offering price of $5.25 per share). In connection with the 2022 Notes, the Company issued the warrants to purchase 195,140 shares of the Company’s common stock. The warrants have an exercise price of 80% of the initial offering price, or $4.20 per share (based on the Company’s initial public offering price of $5.25 per share) and expire five years from the issuance date.

On August 3, 2022, the Company entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of the Company’s initial public offering at the conversion price of $4.20 per share. On August 26, 2022, $1.0 million of convertible notes outstanding were converted into 238,094 shares of the Company’s common stock.

On August 3, 2022, the Company entered into a conversion agreement with an additional holder of the 2022 Notes, pursuant to which the holder agreed to convert $255,555 of the principal balance at the consummation of the Company’s initial public offering into 2,555 shares of Series X preferred stock. On August 26, 2022, $255,555 of convertible notes outstanding were converted into 2,555 shares of the Company’s Series X preferred stock. The 2,555 shares of Series X preferred stock are convertible into shares of common stock at the initial offering price of $5.25 per share, subject to the beneficial ownership limitation.

SAFE

In March 2021, we entered into the SAFE with an investor, pursuant to which we received gross proceeds in an aggregate amount equal to $5.0 million.

Series X Preferred Stock

On August 2, 2022, the Company issued 3,200 shares of Series X preferred stock in a private placement, at a purchase price of $100 per share, and received net proceeds of approximately $0.3 million, after deducting expenses (the “Series X Private Placement”). The Series X Private Placement constituted a qualified offering under the terms of the SAFE and the $5.0 million outstanding under the SAFE automatically converted into 100,000 shares of Series X preferred stock.

On August 26, 2022, upon the consummation of the Company’s initial public offering, 61,689 shares of the Series X preferred stock were converted into 1,175,000 shares of the Company’s common stock. As of August 26, 2022, 45,317 shares of Series X preferred stock remain outstanding.

Warrant Exchange Agreement

On August 3, 2022, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with a holder of certain warrants to purchase the Company’s common stock. The warrants were issued in connection with the Company’s 2020 Notes (as defined below). Pursuant to the Warrant Exchange Agreement, the Company agreed to exchange 750,000 warrants for 375,000 shares of common stock (or, to the extent that the holder would exceed the beneficial ownership limitation contained in the Warrant Exchange Agreement, an equivalent number of shares of Series X preferred stock) at the consummation of the Company’s initial public offering. On the August 26, 2022, in connection with its Warrant Exchange Agreement, the Company exchanged 750,000 warrants for 350,000 shares of its common stock and 1,250 shares of its Series X preferred stock.

Series Seed Preferred Stock

On August 5, 2022, the Company entered into exchange agreements with the holders of the Company’s Series Seed preferred stock, par value $0.0001 per share (the “Series Seed Preferred Stock”). The Company and the holders agreed to exchange all shares of outstanding Series Seed Preferred Stock into 1,557,435 shares of common stock immediately prior to the effectiveness of its registration statement filed in connection with the Company’s initial public offering.

Operating activities

During the six months ended June 30, 2022, net cash used in operating activities was $1.4 million, which primarily included our net income of approximately $1.9 million, adjusted for non-cash expenses of approximately $4.5 million including the change in fair value of our SAFE liability of $3.0 million and the change in fair value of our warrant liability of $2.2 million, offset by stock-based compensation of approximately $0.3 million, loss on issuance of debt of $0.3 million recorded in connection with the issuance of our 2022 Notes and the change in fair value of our 2022 Notes of $0.1 million. The net change in operating assets and liabilities was approximately $1.2 million and was primarily due to increases in accounts payable and accrued expenses.

During the six months ended June 30, 2021, net cash used in operating activities was approximately $2.8 million which primarily included our net loss of approximately $13.4 million, adjusted for non-cash expenses of approximately $10.5 million, including the change in fair value of our warrant liability of $3.7 million, the change in fair value of our SAFE of $3.2 million, amortization of debt discount of $2.6 million related to our convertible promissory notes, stock-based compensation of $0.8 million, and other expenses of $0.2 million. The net change in operating assets and liabilities was approximately $0.1 million due to increases in accounts payable and accrued expenses of $0.2 million, offset by $0.1 million for deferred offering costs.

Investing Activities

There were no investing activities for the six months ended June 30, 2022 and 2021.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was approximately $1.0 million, consisting of proceeds received from the issuance of our 2022 Notes and warrants.

During the six months ended June 30, 2021, net cash provided by financing activities was $5.0 million, consisting of proceeds received from our SAFE agreement.

2020 Notes Issuance

In July 2020, we issued the July 2020 Notes in an aggregate principal amount of approximately $0.1 million with an interest rate of 8% per annum, and in October 2020, we issued unsecured convertible promissory notes, or the October 2020 Notes, and together with the July 2020 Notes, the 2020 Notes, in an aggregate principal amount of approximately $3.0 million with an interest rate of 10% per annum until July 26, 2021, and 15% thereafter.

During the year ended December 31, 2021, all of the 2020 Notes were converted in accordance with their terms into an aggregate of 1,137,594 shares of common stock. In connection with the October 2020 Notes, we also issued an aggregate of 1,034,176 warrants to purchase shares of common stock, which are exercisable at an exercise price of $3.00.

Funding requirements

As of June 30, 2022, we had a cash balance of approximately $9,000. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We anticipate incurring additional losses for the foreseeable future and may never become profitable. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of product candidates. Furthermore, we expect to continue to incur additional costs as a public company. Accordingly, we will likely need to obtain substantial additional funding. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. These factors raise substantial doubt about our ability to continue as a going concern.

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements such as, collaborations, strategic alliances and licensing arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity securities may dilute existing stockholders and may contain senior rights and preferences compared to currently outstanding shares of common and preferred stock. Debt securities issued or other debt financing incurred may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

Contractual obligations and commitments

As of September 30, 2022, the 2022 Notes outstanding principal balance totals approximately $216,000. The notes bear interest at 10% per annum and mature between April and July 2023.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of our common stock, SAFE liability and warranty liability, and our election to adopt the fair value option for our convertible notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments:

Stock-Based Compensation

We expense stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. We account for forfeitures as they occur. Stock-based awards with graded vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

The determination of the grant date fair value of options using an option pricing model is affected principally by our estimated fair value of shares of our common stock and requires management to make a number of other assumptions, including the expected term of the option, the expected volatility of the underlying shares, the risk-free interest rate and the expected dividend yield. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of measurement. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

●Fair Value of Common Stock. See the subsection titled “- Fair Value of Common Stock” below.
●Expected Term. The expected term represents the period that our options are expected to be outstanding. We calculated the expected term using the simplified method for options based on the average of each option’s vesting term and the contractual period during which the option can be exercised, which is typically 10 years following the date of grant.
●Expected Volatility. The expected volatility was based on the historical share volatility of several comparable publicly traded companies over a period of time equal to the expected term of the options, as we did not have any trading history to use the volatility of our own common stock. The comparable companies were chosen based on their size, stage in life cycle and area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

●Risk-Free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities appropriate for the term of the award.
●Expected Dividend Yield. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.

Fair Value of Common Stock

Prior to the Company’s initial public offering, there was no public market for our common stock. As such, the estimated fair value of our common stock and underlying stock options has been determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date.

Beginning in May 2020, we determined the estimated fair value of our common stock using the Hybrid Method, which incorporated the Option Pricing Model (“OPM”) and the Probability Weighted Expected Return Method (“PWERM”), estimating the probability- weighted value across multiple scenarios by using the OPM to estimate the allocation of value within one or more of those scenarios. The Hybrid Method was utilized given there was transparency into one or more near- term potential exits but there existed uncertainty regarding what would occur if the near-term exit plans did not materialize. Under the PWERM, the values of the various equity interests were estimated based upon an analysis of future values for our company, assuming various potential future outcomes. Share value was based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to us, as well as the rights of each share class. The future outcomes modeled included an initial public offering, a dissolution or continued operation as a private company until a later exit date. To estimate our total equity value, a combination of the Backsolve Methodology (“backsolving” the implied enterprise value based on the price paid for each new preferred security sold), a discounted cash flow analysis and a guideline publicly traded company method was used for scenario options, based on the fact pattern that existed as of the particular valuation date. After deriving the indicated values of equity under the scenario options, the present value of the class specific equity allocations were calculated. After calculating the present values as applicable to the scenarios, the probability of each scenario occurring was multiplied by the indications of value under each scenario. The sum of the probability-weighted values for our common stock was then divided by our total common stock outstanding as of the relevant valuation date.

In addition to considering the results of these third-party valuation reports, our board of directors used assumptions based on various objective and subjective factors, combined with management judgment, to determine the fair value of our common stock as of the grant date, including:

●	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
●	external market conditions affecting the life sciences research and development industry and trends within the industry;
●	our stage of development and business strategy;
●	our financial condition and operating results, including our levels of available capital resources and forecasted results;
●	developments in our business;
●	the progress of our research and development efforts;
●	equity market conditions affecting comparable public companies; and
●	general market conditions and the lack of marketability of our common stock.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between the assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Following the Company’s initial public offering, a public trading market for our common stock has been established and it will no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the closing price of our common stock as reported on the date of grant.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these convertible notes at fair value with changes in fair value recognized in the condensed statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. Accrued interest for the notes has been included in the change in fair value of convertible notes in the condensed statements of operations.

Warrant Liability

We account for certain common stock warrants outstanding as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants issued by us have been estimated using the Monte Carlo simulation.

Simple Agreement for Future Equity

The Company accounts for a SAFE as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing or a liquidity/dissolution occurs, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the SAFE has been estimated using the Backsolve method which utilizes the Option Pricing Method.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, CROs and other vendors. These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of its clinical studies. For each clinical trial that we conduct, certain clinical trial costs are expensed immediately, while others are expensed over time based on the number of patients in the trial, the attrition rate at which patients leave the trial, and/or the period over which clinical investigators or CROs are expected to provide services. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Research and Development

Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving our development functions, and other internal operating expenses, the cost of clinical studies, and the cost of our drug candidate for clinical study. In addition, research and development expenses include payments to third parties for the development of our product candidates and the estimated fair value for the issuance of equity for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs that design, gain approval for and conduct clinical trials on our behalf. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.

Recent accounting pronouncements

See Note 2 to our financial statements for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we may remain an emerging growth company for up to five years following the completion of our initial public offering. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved and an exemption from compliance with the requirements regarding the communication of critical audit matters in the auditor’s report on financial statements.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to those of companies that are not emerging growth companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Control over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2020 and March 31, 2022, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of June 30, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

We originally prepared an accounting position paper concluding that Series Seed Preferred Stock should have been classified as mezzanine equity in accordance with ASC 480. Upon further analysis, it was determined that the Series Seed Preferred Stock should have been recorded as permanent equity because certain redemption provisions are within the Company’s control. Therefore, management has concluded that our controls around the interpretation and accounting for our Series Seed Preferred Stock issued was not effectively designed or maintained. Additionally, the original earnings per share calculation did not correctly classify the shares associated with our SAFE investment and our Series Seed Preferred Stock as a separate class of participating securities. Upon further analysis we determined the controls over the calculation of earnings per share resulted in a material weakness.

To remediate the above material weaknesses, we intend to develop a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We do not believe that the remediation of these material weaknesses will result in significant incremental cost. However, another significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in legal proceedings arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us in excess of established reserves, in the aggregate, is not material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Item 1A.	Risk Factors

An investment in our common stock is speculative, illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before investing in our common stock. The risks set forth below are not the only ones facing us. Additional unanticipated or unknown risks and uncertainties may exist that could also adversely affect our business, operations and financial condition in ways that are unknown to us or unpredictable. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the trading price of our common stock could decline, and you could lose all or a substantial portion of your investment.

Risks Related to Our Financial Position and Need for Capital

We are an early clinical stage pharmaceutical company with a limited operating history.

We are an early clinical stage pharmaceutical company with a limited operating history. We must complete clinical studies and receive regulatory approval of an NDA before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially early-stage clinical pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

●	successfully implement or execute our current business plan, and we cannot assure you that our business plan is sound;
●	successfully manufacture our clinical products and establish commercial drug supply;
●	successfully complete the clinical trials necessary to obtain regulatory approval for the marketing of our drug candidates, including PAX-101;
●	secure, maintain and, as necessary, defend our intellectual property rights;
●	secure market exclusivity and/or adequate intellectual property protection for our drug candidates;
●	attract and retain an experienced management and advisory team;
●	secure acceptance of our drug candidates in the medical community and with third-party payors and consumers;
●	launch commercial sales of our drug candidates, whether alone or in collaboration with others;
●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan; and
●	utilize the funds that we do have and/or raise in this offering or in the future to efficiently execute our business strategy.

If we cannot successfully execute any one of the foregoing, our business may fail and your investment will be adversely affected.

We have never generated revenue from operations, are unlikely to generate revenues for several years, and our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern. Moreover, we will likely need to raise additional capital to support our development and commercialization efforts. We may never become profitable or, if we achieve profitability, be able to sustain profitability.

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to preclinical development and the clinical trials for our drug candidates. We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We have incurred recurring losses since inception and have an accumulated deficit of approximately $17.1 million as of June 30, 2022.

We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, regulatory clearances, strategic alliances and the development of our administrative organization. We expect our cash and cash equivalents at June 30, 2022 to be sufficient to meet our operating and capital requirements for at least the next 12 months, based on planned expenditures. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. We may need to raise significant additional capital to continue to fund the clinical trials for PAX-101, and our other product candidates. We will likely seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations, fund raising capabilities or otherwise. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials. These factors among others create a substantial doubt about our ability to continue as a going concern.

We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our independent auditor’s report for the fiscal year ended December 31, 2021 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the year ended December 31, 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Our research and development are primarily focused on the drug suramin, leaving us subject to the risk of a lack of diversity in the active pharmaceutical ingredients we utilize in our business. We do not know whether we will be successful in our efforts to build a pipeline of product candidates or if we will be able to develop any products of commercial value.

Any product candidates that we develop or acquire may not be effective for the target indications and we may not be successful in using our intellectual property to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of any medical conditions. Moreover, our business plan currently is focused primarily on the use of the drug suramin, leaving us subject to the risk of a lack of diversity in our product pipeline and the active pharmaceutical ingredients we utilize in our business.

Even if we are successful in continuing to build our pipeline, we may not be able to develop or acquire other product candidates that are safe and effective. Our research programs may initially show promise in creating potential product candidates, yet fail to yield viable product candidates for further clinical development for a number of reasons, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. Our research programs to identify new product candidates will require substantial technical, financial and human resources. In addition, we may focus our efforts and resources on one or more potential product candidates that ultimately prove to be unsuccessful in clinical trials testing efficacy and safety. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

We cannot be certain that PAX-101 or any other product candidates that we may develop or acquire will receive regulatory approval, and without regulatory approval we will not be able to market any of our product candidates. Any delay in the regulatory review or approval of any of our product candidates will materially or adversely harm our business.

We expect to invest most of our capital in the development of PAX-101 and PAX-102. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of one or more of our product candidates. All of our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. This failure to obtain regulatory approvals would prevent our product candidate from being marketed and would have a material and adverse effect on our business.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may be unable to submit any new drug application, or NDA, in the United States or any marketing approval application in foreign jurisdictions for any of our products. If we submit an NDA including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner, or at all, without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding such product candidates.

The results of preclinical studies and clinical trials may not result in the demonstration of safety or efficacy of the products we are developing. Further, the data from these studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product candidates. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling such as boxed warnings and precautions that further limit use of the drug products, and establishment of Risk Evaluation and Mitigation Strategy (“REMS”) measures that may, for instance, restrict distribution of drug products. Drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.

Clinical and preclinical drug development is a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, which may prevent us from being able to complete clinical trials.

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

In addition, there may be third party individuals or groups that publish data from experiments using suramin that may reflect, either positively or negatively, on our clinical development program despite that we have no affiliation with or control over such individuals or groups. For example, we are aware of other suramin-related research that has been conducted in the autism indication at the University of California, San Diego as well as in other unrelated indications within and outside of the United States. Our clinical development programs could be negatively impacted by adverse events reported in such third party studies.

With respect to ME/CFS and LCS, no company, to our knowledge, has yet been successful in its efforts to obtain regulatory approval in the United States or Europe of treatment for these conditions. The mechanism of disease for these conditions has not been scientifically confirmed, and as a result, the mechanism of action for PAX-101 in potentially treating these diseases is unknown. In addition, LCS is potentially a self-resolving disease in some people, as well as a disease that increases and decreases in severity. As such, there may not be sufficient biomarkers or validated behavioral scoring metrics that could be used to support potential approval for PAX-101 in these diseases, and clinical trials will be difficult to design, conduct and assess.

This will make our development and potential approval of PAX-101 for these indications very difficult, and we may not be successful.

We cannot be certain that clinical trials for PAX-101 or any of our other product candidates will be completed, or completed on schedule, or that any other future clinical trials for PAX-101 or any of our other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate.

We could also encounter delays if a clinical trial is suspended or terminated by us upon recommendation of the data monitoring committee for such trial, by the institutional review board (“IRB”) of the institutions in which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, site misconduct or deviations from Good Clinical Practice, major findings from an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenue from the sale of any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval processes, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects.

If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for each of our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.

If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are permitted to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). We expect that our competitors could file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

Delays in the commencement, enrollment and completion of our clinical trials could result in increased costs to us and may delay or limit our ability to obtain regulatory approval for PAX-101 and our other product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or delay the regulatory approval of our product candidates. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

●	the inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	the inability to maintain necessary supplies of study drug and comparator to maintain predicted enrollment rates at clinical trial sites;
●	regulatory authority objections to commencing a clinical trial;
●	the inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
●	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
●	the inability to obtain ethics committee or IRB approval to conduct a clinical trial;

●	difficulty recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;
●	difficulty obtaining informed consent in some patient populations who may be under 18 years of age and may not have the capacity to consent;
●	the inability to retain subjects in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy; and
●	difficulty in importing and exporting clinical trial materials and study samples.

We currently do not have quantities of suramin sufficient to support all of our clinical trial needs and we will need to manufacture additional suramin in order to satisfy those needs.

There is no readily available source of suramin for use in clinical trials in the United States. There is currently one manufacturer of suramin, Bayer, which does not manufacture suramin on a regular basis and, when it does, generally only manufactures small quantities in response to outbreaks of HAT. We have engaged two independent contract development manufacturing organizations to develop, validate and scale our supply chain for suramin and the shelf stable drug product that is ultimately distributed to pharmacies. We have completed the necessary steps to begin producing suramin in early 2022 and began the final development phase in April 2022, including the production and final release testing process, that will produce suramin for both clinical and registrational purposes. We cannot conduct our clinical trials until we have sufficient suramin supply.

If our suppliers of active ingredients to manufacture suramin are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of suramin or other active pharmaceutical ingredients we may utilize in a timely manner from third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to current Good Manufacturing Practices (“cGMP”) and similar foreign standards and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

We are reliant on third-party manufacturers and suppliers to meet the demands of our clinical supplies, particularly for suramin. Delays in receipt of materials, scheduling, release, custom’s control, and regulatory compliance issues may adversely impact our ability to initiate, maintain, or complete clinical trials that we are sponsoring. Commercial manufacturing and supply agreements have not been established. Issues arising from scale-up, environmental controls, equipment requirements, or other factors, may have an adverse impact on our ability to manufacture our product candidates.

Even if we obtain regulatory approval for our product candidates, if we are unable to successfully commercialize our products, it will limit our ability to generate revenue and will materially adversely affect our business, financial condition and results of operations.

Even if we obtain regulatory approval for our product candidates, our long-term viability and growth depend on the successful commercialization of products which lead to revenue and profits. Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process. In order to succeed, among other things, we must be able to:

●	identify potential drug product candidates;
●	design and conduct appropriate laboratory, preclinical and other research;
●	submit for and receive regulatory approval to perform clinical studies;
●	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;

●	select and recruit clinical investigators;
●	select and recruit subjects for our studies;
●	collect, analyze and correctly interpret the data from our studies;
●	submit for and receive regulatory approvals for marketing;
●	secure market and formulary access from payors; and
●	manufacture the drug product candidates according to cGMP.

The development program with respect to any given product may take many years and thus delay our ability to generate profits. In addition, potential products that appear promising at early stages of development may fail for a number of reasons, including the possibility that the products may require significant additional testing or turn out to be unsafe, ineffective, too difficult or expensive to develop or manufacture, too difficult to administer, or unstable. Failure to successfully commercialize our products will adversely affect our business, financial condition and results of operations.

The market for PAX-101’s lead indication, HAT, is extremely small, as the majority of usage would be in Sub-Saharan Africa. Further, we would likely donate any product for use in this indication to the WHO for use by patients in Africa.

If our preclinical and clinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during such studies or trials, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, generally at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:

●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;
●	regulators or ethics committees/IRBs may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to ethics committees/IRBs for re-inspection due to changes in the regulatory environment;
●	the number of patients required for our clinical trials may be larger than we anticipate and recruitment of the target population may be more difficult than anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate;
●	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;
●	we might have to suspend or terminate one or more of our clinical trials if we, the regulators or the ethics committees/IRBs determine that the participants are being exposed to unacceptable health risks;
●	regulators or ethics committees/IRBs may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
●	the cost of our clinical trials may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; and
●	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics. For example, suramin can cause significant side effects, including nausea, vomiting, diarrhea, abdominal pain, and a feeling of general discomfort. Other side effects include skin sensations such as crawling or tingling sensations, tenderness of the palms and soles, numbness of the extremities, watery eyes, and photophobia. In addition, nephrotoxicity is common, as is peripheral neuropathy when the drug is administered at high doses.

In addition, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining, or may not be able to obtain, marketing approval for one or more of our product candidates;
●	obtain approval for indications that are not as broad as intended or entirely different than those indications for which we sought approval;
●	the product labeling may be very restrictive and lead to limitations in commercial value; or
●	have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any preclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all. Significant preclinical or clinical trial delays also could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products and product candidates.

If we cannot enroll enough patients to complete our clinical trials, such failure may adversely affect our business, financial condition and results of operations.

The completion rate of clinical studies of our products is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors, including:

●	securing sufficient numbers of investigators and clinical trial sites;
●	investigator identification and recruitment of appropriate patients;
●	ethics committees/IRBs and regulatory approvals to initiate study sites;
●	patient population size;
●	the nature of the protocol to be used in the trial;
●	patient availability and proximity to clinical sites;
●	the eligibility criteria for the study;
●	competition from other companies’ clinical studies for the same patient population; and
●	the ability to obtain comparator drug/device.

We believe our procedures for enrolling patients have been appropriate; however, delays in patient enrollment would increase costs and delay ultimate commercialization and sales, if any, of our products. Such delays could have a material adversely affect our business, financial condition and results of operations.

We face risks related to health pandemics, epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented.

We face risks related to health pandemics, epidemics or outbreaks of communicable diseases. For example, the outbreak around the world, including in the U.S., the European Union (the “E.U.”) members, China and many other countries, of the highly transmissible and pathogenic COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. In addition, the COVID-19 pandemic is having a severe effect on the clinical trials of many drug candidates. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID-19 pandemic may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat COVID-19. Although to date our clinical trials have been minimally impacted by the pandemic, the continued spread of COVID-19 globally could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition and results of operations.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

●	the research methodology used may not be successful in identifying potential product candidates;
●	we may be unable to identify viable product candidates in our screening campaigns;
●	competitors may develop alternatives that render our product candidates obsolete;
●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
●	a product candidate may not be perceived or accepted as safe and effective by patients, the medical community or third-party payors; and
●	the development of resistance to potential product candidates may render them ineffective against target infections with respect to our development program in HAT.

If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.

Even if we receive regulatory approval for PAX-101 or any other product candidates we may develop or acquire, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of PAX-101 or any other product candidates we may develop or acquire will depend upon acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of PAX-101 or such other product candidate will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy of such product candidate;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse effects as well as the cost and convenience of monitoring and treating them;
●	the willingness of physicians to prescribe such product candidate and of the target patient population to try new therapies;
●	pricing and cost-effectiveness;
●	the inclusion or omission of such product candidate in applicable treatment guidelines;
●	the effectiveness of our or any future collaborators’ sales and marketing strategies;
●	limitations or warnings contained in FDA-approved labeling;
●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

If PAX-101 or any other product candidates we may develop or acquire is approved, but does not achieve an adequate level of adoption by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of such product candidate may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prevent or reduce our ability to commercialize such product candidate successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render such product candidate not commercially viable. For example, regulatory authorities may approve such product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for such product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve such product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA may place conditions on approvals including potential requirements or risk management plans and the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; and the FDA will not approve the NDA without an approved REMS. REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of such product candidate. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of such product candidate.

We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities, we may not successfully commercialize any of our product candidates, if regulatory approval is obtained.

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either develop a sales and marketing infrastructure or collaborate with third parties that have such commercial infrastructure. If we elect to develop our own sales and marketing organization, we do not intend to begin to hire sales and marketing personnel until our product candidates are in Phase 3 clinical trials or closer to NDA submission, and we do not intend to establish our own sales organization in the United States until shortly prior to FDA approval of PAX-101 or any of our other product candidates for neurologic indications. For HAT we do not intend to establish a sales organization as we do not intend to sell PAX-101 for HAT in any market.

We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize PAX-101 or any of our other product candidates in the United States without strategic partners or licensees include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our future products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty successfully commercializing PAX-101 or any other product candidates we may develop or acquire, which would adversely affect our business, operating results and financial condition. Outside the United States, we may commercialize our product candidates by entering into collaboration agreements with pharmaceutical partners. We may not be able to enter into such agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

Even if we obtain marketing approval for PAX-101 or any other product candidates that we may develop or acquire, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our future products.

Even if we obtain United States regulatory approval of PAX-101 or any other product candidates that we may develop or acquire, the FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, and post-market surveillance to monitor safety and efficacy. Our future products will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continuous review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions, including revocation of its marketing approval. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements or GMP, we may be subject to the following administrative or judicial sanctions:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	issuance of warning letters or untitled letters;
●	clinical holds;
●	injunctions or the imposition of civil or criminal penalties or monetary fines;
●	suspension or withdrawal of regulatory approval;
●	suspension of any ongoing clinical trials;
●	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
●	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or
●	product seizure, detention, or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize PAX-101 or any of our other product candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, under the Medicare Modernization Act (“MMA”), Medicare Part D provides coverage to the elderly and disabled for outpatient prescription drugs by approving and subsidizing prescription drug plans offered by private insurers. The MMA also authorizes Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The Part D plans use their formulary leverage to negotiate rebates and other price concessions from drug manufacturers. Also under the MMA, Medicare Part B provides coverage to the elderly and disabled for physician-administered drugs on the basis of the drug’s average sales price, a price that is calculated according to regulatory requirements and that the manufacturer reports to Medicare quarterly.

Both Congress and the Centers for Medicare & Medicaid Services (“CMS”), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. For example, under the 2010 Affordable Care Act, drug manufacturers are required to provide a 50% discount on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” There have been legislative proposals to repeal the “non-interference” provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

The 2010 Affordable Care Act is intended to broaden access to health insurance and reduce or constrain the growth of healthcare spending. Further, the Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also increased the amount of the rebates drug manufacturers must pay to state Medicaid programs, required that Medicaid rebates be paid on managed Medicaid utilization, and increased the additional rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products. The law also contains substantial provisions affecting fraud and abuse compliance and transparency, which may require us to modify our business practices with healthcare practitioners, and incur substantial costs to ensure compliance.

While we are unable to predict what legislation, if any, may potentially be enacted, to the extent that future changes affect how our product candidates could be paid for and/or reimbursed by the government and private payers, our business could be adversely affected.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 included, among other things, provisions that have led to 2% across-the-board reductions in Medicare payment amounts. Several states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize PAX-101 or any other product candidates that we may develop in foreign markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain market access and appropriate reimbursement for our product candidates in foreign markets;

●	our inability to directly control commercial activities because we are relying on third parties;
●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
●	import or export licensing requirements;
●	longer accounts receivable collection times;
●	longer lead times for shipping;
●	language barriers for technical training;
●	reduced protection of intellectual property rights in some foreign countries;
●	foreign currency exchange rate fluctuations; and
●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, any of which may adversely affect our results of operations.

If we market our product candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the E.U. and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include substantial civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, substantial criminal fines and imprisonment.

We have been and expect to be significantly dependent on our collaborative agreements for the development of our product candidates, which exposes us to the risk of reliance on the performance of third parties.

In conducting our research and development activities, we currently rely, and expect to continue to rely, on collaborative agreements with third parties such as manufacturers, contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources. The loss of, or failure to perform by us or our partners under any applicable agreements or arrangements, or our failure to secure additional agreements for our product candidates, would substantially disrupt or delay our research and development activities, including our in-process and anticipated clinical trials. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

We expect that we will rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize PAX-101 or any other product candidates that we may develop or acquire and our business could be substantially harmed.

We expect to enter into agreements with third-party CROs to conduct and manage our clinical programs. We rely heavily on these parties for execution of clinical studies for PAX-101 and our other product candidates and can control only certain and very limited aspects of their activities. Nevertheless, we would be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs would not relieve us of our regulatory responsibilities. We and our CROs would be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs may not perform all of their obligations under their arrangements with us or in compliance with regulatory requirements. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of PAX-101 or any other product candidates that we may develop or acquire may be delayed or our development program may be materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs would devote to our program or our product candidates. If we are unable to rely on the clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. As a result of the foregoing, our financial results and the commercial prospects for PAX-101 and our other product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of PAX-101 or any other product candidates that we may develop or acquire. If there is not sufficient reimbursement for our future products, it is less likely that such products will be widely used.

Market acceptance and sales of PAX-101 or any other product candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by future healthcare reform measures in both the United States and foreign jurisdictions. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will cover and establish payment levels. In addition, government authorities and these third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of products that they will cover and the amounts that they will pay for these products. In addition, we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.

Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs. Such legislation, or similar regulatory changes or relaxation of laws that restrict imports of products from other countries, could reduce the net price we receive for any future marketed products. As a result, our future products might not ultimately be considered cost-effective.

We cannot be certain that reimbursement will be available for PAX-101 or any other product candidates that we develop or acquire. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any future products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize PAX-101 or any other product candidates that we develop or acquire.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for new products that we develop or acquire could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

While we believe we may be eligible to receive a tropical disease priority review voucher (“PRV”) for the use of PAX-101 for the treatment of HAT, there is a risk that we will not receive such PRV, which would require us to find alternative sources of funding for our later stage clinical programs.

We may be eligible to receive a tropical disease PRV for PAX-101, as Human African Trypanosomiasis (“HAT”) is defined as a disease qualifying for a tropical disease PRV under Section 524 of the Federal Food, Drug and Cosmetic Act (the “FD&C Act”). The FDA is authorized to award a tropical disease PRV to sponsors of applications for certain products for the prevention or treatment of certain tropical diseases, upon FDA approval of the sponsor’s marketing application. A tropical disease PRV may be used by the sponsor that obtains the tropical disease PRV or may be transferred to another sponsor that may use it to obtain Priority Review for a different application. In order to be eligible for a tropical disease PRV, the application must: (i) be for a tropical disease as defined in Section 524 of the FD&C Act; (ii) be submitted under Section 505(b)(1) of the FD&C Act or Section 351 of the Public Health Service Act (the “PHSA”); (iii) be for a product that contains no active ingredient that has been approved in any other application submitted under Section 505(b)(1) of the FD&C Act or Section 351 of the PHSA; and (iv) qualify for Priority Review; (v) contain reports of one or more new clinical investigations (other than bioavailability studies) that are essential to the approval of the application and conducted or sponsored by the sponsor; and (vi) contain the applicant’s attestation that such report(s) were not submitted as part of an application for marketing approval or licensure by a regulatory authority in India, Brazil, Thailand, or any country that is a member of the Pharmaceutical Inspection Convention or the Pharmaceutical Inspection Cooperation Scheme prior to September 27, 2007. A U.S. approval in HAT would potentially qualify us to earn a tropical disease PRV from the FDA, which we intend to monetize to raise funds to support the later stage development and commercialization of PAX-101 and PAX-102 in the treatment of ASD, ME/CFS and LCS, the cost of which is estimated to be between $120 million and $140 million to gain FDA approval and commercially launch both indications in the United States, depending on the design of required clinical trial protocols. However, there can be no assurance that we will receive approval from the FDA for PAX-101, and even if PAX-101 is approved by the FDA, there is a risk that we will not receive a tropical disease PRV. Further, the PRV program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for PAX-101 and qualify for a PRV, the program may no longer be in effect at the time of approval. In addition, although PRVs may be sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a PRV. If we are unable to obtain a PRV, or if we are unable to sell our PRV or if the amount we obtain from its sale is insufficient to fund our operations, we may be required to fund the later stage development and commercialization of PAX-101 and PAX-102 in the treatment of ASD, ME/CFS and LCS through sales of our equity or debt securities, through strategic collaborations with third parties or other similar transactions. None of these alternative arrangements may be available to us on commercially reasonable terms, or at all, and if we are unable to raise funding to further our clinical and commercial development, our business and stock price will be adversely impacted.

If we do not obtain market exclusivity for our certain of our products, including orphan drug exclusivity, our business may be harmed.

We may seek exclusivity for certain of our product candidates, including PAX-101 and PAX-102. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same disease for seven years. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation must be requested before submitting an application for marketing approval.

A company that first obtains FDA approval for a designated orphan drug for the designated rare disease or condition receives orphan drug market exclusivity for that drug for the designated disease for a period of seven years in the United States. This orphan drug exclusivity prevents the FDA from approving another application to market a drug containing the same active moiety for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care within the meaning of FDA regulations and guidance. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we received orphan drug designation for PAX-101 and may seek orphan drug designation for PAX-102, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing product candidates. If any of these other pharmaceutical companies obtains approval of an NDA before we are able to receive approval for one or more of our drug candidates with the same active moiety for the same indication, we would be barred from marketing that product in the United States during the seven-year orphan drug exclusivity period, unless we could demonstrate that such drug candidate is clinically superior to the approved products or satisfies one of the other limited exceptions to such orphan drug exclusivity.

In addition, even though we received orphan drug designation for PAX-101 and may seek orphan drug designation for PAX-102, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same active moiety can be approved for a different indication. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we seek orphan drug designation for any of our product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

Also, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marking exclusivity and approve PAX-101 or PAX-102 for U.S. market access with orphan drug exclusivity. If we fail to receive such extensions or exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling competing products will be materially impaired, and our results of operations and financial condition may be significantly adversely affected.

Any failure to comply with applicable data protection and privacy laws and regulations could lead to significant penalties against us, and adversely impact our operating results.

Under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, (collectively, “HIPAA”), the U.S. Department of Health and Human Services has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers.

HIPAA and its regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Risks Relating to Our Intellectual Property Rights

We depend on data licensed to us by third parties, and the loss of access to this data may terminate or delay the further development of our Human African Trypanosomiasis (HAT) NDA filing.

Our business relies on the license of data from the Ministry of Health, Republic of Malawi and Lwala Hospital (Soroti, Uganda). The loss of our key data may seriously impair our business and future viability, and could result in delays in developing, introducing or maintaining our product candidates and formulations until equivalent data, if available, is identified, licensed and integrated. In addition, any defects in the data we license could prevent the implementation or impair the functionality of our product candidates or formulation, delay new product or formulation introductions or injure our reputation.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on maintaining and obtaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third-party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable, or whether any claims will be allowed in our pending applications or, the enforceability of our existing and future patents. As part of our intellectual property strategy, we intend to file U.S. nonprovisional, and foreign national and regional stage applications of this PCT application in due course. We also plan to file further patent applications covering our technology and products. We are not aware of any contested proceedings or third-party claims against our pending PCT international patent applications. We cannot predict the outcome of our patent applications related to suramin and its uses, as our pending patent application and future applications may never be approved by United States or foreign patent offices.

The degree of our current and future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to our development programs, or important to our business. Furthermore, because patent applications are generally not published until 18 months from their earlier priority date, there is always a moving window of uncertainty as to whether third parties currently have any pending patent applications of which we would not be aware. We cannot be certain that any patents or patent application owned by a third-party will not have priority over patents and patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices. In addition, even if we are successful in protecting our proprietary rights, generic alternatives to our therapeutic products are, and will likely continue to be, available.

We also rely on trade secrets to protect technology, especially in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, our ability to receive patent protection and our ability to protect valuable information owned by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we fail to maintain or obtain additional patent protection or trade secret protection for PAX-101 or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability. In addition, third parties’ patent or trade secret protection could limit or impact our freedom to operate.

We may also rely on the trademarks we may develop to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by us or our business partners will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to modifying advertising and marketing for our brands. Further, we cannot provide assurance that competitors will not infringe the trademarks we use, or that we will have adequate resources to enforce these trademarks.

PAX-101 and our other product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. We respect the valid patent rights of third parties of which we are aware. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of PAX-101 or any of our other product candidates. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize PAX-101 or our other product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

●	result in costly litigation;
●	divert the time and attention of our technical personnel and management;
●	prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to cease or modify our use of the technology and/or develop non-infringing technology; or
●	require us to enter into royalty or licensing agreements.

Furthermore, we cannot guarantee that we would be successful in defending against these claims of patent infringement. For example, if we were required to modify our use of the technology or develop an alternative non-infringing technology, we cannot be certain that we would be successful in making the modifications or developing the technology and whether it would be economically feasible or practical to do so. Also, it may not be possible to obtain royalty or licensing agreements on favorable terms or to obtain such agreements at all.

Although no third-party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market PAX-101 or any other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign PAX-101 or any other product candidates or processes to avoid infringement, if necessary.

We are aware of PCT international patent application PCT/US2018/017674, titled “Methods for Autism Spectrum Disorder Pharmacotherapy”, which lists Perfect Daylight Limited and The Regents of the University of California as Applicants, filed on February 9, 2018, published as WO 2018/148580 on August 16, 2018, and claiming priority to U.S. provisional patent application no. 62/457,120, filed on February 9, 2017. The patent application describes compositions of antipurinergic agents, such as suramin, and methods of use for treating cognitive developmental disorders and autism spectrum disorder. From publicly available databases, we are aware that a U.S. national phase application of this PCT patent application, U.S. application Serial No. 16/537,397, was filed in the United States and is currently pending. The European equivalent of the application was granted as EP3579836 on December 15, 2021, which commenced a 9-month period for public opposition. A Chinese application, CN201880024535.9, is also pending.

We are also aware of PCT international patent application PCT/ US2018/017200, titled “Antipurinergic Compounds and Uses thereof,” which lists CSP Pharma, Inc. as Applicant, filed on February 7, 2018, published as WO 2018/148262 on August 16, 2018, and claiming priority to U.S. provisional patent application no. 62/456,438, filed on February 8, 2017. The patent application describes compositions and methods for treating neurodevelopmental disorders. The compositions contain an APT, such as suramin, and a carrier formulated for non-intravenous administration. The neurodevelopmental disorders include ASD. From publicly available databases, we are aware that a national phase application of this PCT patent application, U.S. application Serial No. 16/484,284 was filed in the United States. However, the US Patent Office issued a Notice of Abandonment on August 12, 2021 for applicant’s failure to respond to the office action of January 14, 2021. No further child applications are listed as pending.

We are also aware of PCT international patent application PCT/US2017/041932, titled “Diagnostic and Methods of Treatment for Chronic Fatigue Syndrome and Autism Spectrum Disorders,” which lists The Regents of the University of California as Applicant, filed on July 13, 2017, published as WO 2018/013811 on January 18, 2018, and claiming priority to U.S. provisional patent application nos. 62/464,369, filed on February 27, 2017 and 62/362,564, filed on July 14, 2016. The patent application describes biomarkers for diagnosing and predicting the development of chronic fatigue syndrome and methods of treating a mitochondrial disease or disorder, such as ASD, by administering an effective amount of an APT, such as suramin. Publicly available databases show no pending national or regional phase patent applications.

Because national phase applications of PCT/US2018/017674 are still pending at least in the United States and China, it is not certain if any patents will ultimately issue from these applications nor is it possible to predict the resultant claim scope of any such issued patent. We will continue to monitor the prosecution of these patent applications from publicly available documents.

As discussed above, our success depends in part on avoiding infringement of the proprietary technologies of others. We are aware of the risks associated with the valid patent rights of third parties, however, identification of these third party proprietary technologies and patent rights is difficult because patent searching is imperfect. Also, because patent applications are maintained in secrecy until publication, we may be unaware of third-party patents that may be infringed by commercialization of PAX-101 or any of our other product candidates. Based on as yet unforeseen activities associated with the intellectual property of such third parties we may have to make modifications to our development plans, the filing of new patent applications and the prosecution of our patent portfolio, and our business.

A number of companies, including several major pharmaceutical companies, have conducted research on APTs and their effect on purinergic receptors and potential therapies which resulted in the filing of many patent applications related to this research. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

If we were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the United States Patent and Trademark Office, we would have to prove that the claims are unpatentable by a preponderance of the evidence. Moreover, even if we were successful in such an invalidity challenge, the decision could be appealed by the other party to the Court of Appeals for the Federal Circuit, which could involve significant resources to litigate and we cannot predict whether we would prevail on appeal. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability.

Accordingly, if patents exist or are in the future granted that conflict with our patents, and if we face an adverse determination in a judicial or administrative proceeding, or if we are unable to obtain necessary licenses, we could be prevented from developing and commercializing PAX-101 or another product candidate, which in turn would harm the viability of our company and our business, prospects, financial condition and operating results.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is commonplace in our industry, we employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non- solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

Although we are not aware of any asserted third-party claims challenging inventorship of our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, strategic partners, commercial counterparties or other third parties associated with us or one of our predecessors in ownership of PAX-101 have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we cannot fully control the enforcement of these policies by third parties with which we contract, nor can we be certain that assignment agreements between us and our employees, between us and our counterparties, or between our counterparties and their employees or between our predecessors of ownership and their employees and counterparties, will effectively protect our interests as to any party who conceives or develops intellectual property that we regard as our own. Among other issues, the assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or we may have disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. As we approach potential commercialization of our product candidates, we will need to more closely analyze the facts that we believe might be used to assert an inventorship claim against us. Determinations like these involve complex sets of facts and the application of sometimes-unsettled patent law, resulting in inherent uncertainties regarding ownership rights.

If claims challenging inventorship are made against us, we may need to resort to litigation to resolve those claims. If we fail in defending against any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of valuable intellectual property rights or the right to assert those rights against third-parties marketing competing products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

There are risks to our intellectual property based on our international business operations.

We may face risks to our technology and intellectual property as a result of our conducting business outside of the United States, including as a result of our license of clinical data from the Ministry of Health, Republic of Malawi and Lwala Hospital (Soroti, Uganda), as certain jurisdictions may not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to or from foreign partners may have more significant exposure.

General Company-Related Risks

Since certain of our directors and officers are employed by and/or consult for other companies, their other activities could compete for time on, or create conflicts of interest with, our activities.

Certain of our officers are not required to work exclusively for us. For example, Michael Derby, our Executive Chairman of the Board and Zachary Rome, our Chief Operating Officer and a director, are partners at TardiMed, and Stephen D. Sheldon, our Chief Financial Officer, is the Chief Executive Officer of Indochina Healthcare Co. Ltd. Pursuant to the agreements we have entered into with these individuals, Messrs. Derby and Rome are obligated to devote only 20 hours per week, and Mr. Sheldon is obligated to devote only 6 hours per week, to activities related to our Company. Therefore, it is possible that a conflict of interest with regard to an officer’s time may arise based on their other employment and/or business operations. As we progress, if the full-time services of these individuals are required and the current directors and officers cannot provide that level of commitment, we will need to identify suitable individuals who can dedicate such time to our Company. We can provide no assurance that we will be able to successfully identify and retain qualified candidates for these positions.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

We have two full-time employees and three part-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Howard J. Weisman, our Chief Executive Officer, would adversely impact our business prospects.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain with us, we intend to provide employees with stock-based compensation that vests over time. The value to employees of stock-based compensation that vests over time will be significantly affected by movements in the price of our common stock that we will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our management team has expertise in many different aspects of drug development and commercialization. However, we will need to hire additional personnel as we further develop our drug candidates. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have entered into employment agreements with our executive officers. However, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Howard J. Weisman, our Chief Executive Officer, would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize product candidates would be limited.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make PAX-101 or any other product candidates we may develop or acquire obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to PAX-101 or any of our other product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We face competition with respect to our current product candidates and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Our current and potential competitors in ASD include CureMark LLC, which is in Phase 3 studies for CM-AT for ASD, Yamo Pharmaceuticals, which is in Phase 2 studies for LI-79 for ASD, GW Pharmaceuticals, which is in Phase 2 studies for Cannabidivarin for ASD, Zynerba Pharmaceuticals, which is in Phase 2 studies for Cannabidiol (CBD) gel for ASD, QBioMed, which is developing a preclinical asset called QBM-001 for rare pediatric nonverbal autism and Kuzani Therapeutics, Inc., which has announced that it is in clinical development for the treatment of the core symptoms of ASD in children. There are two treatments that have been approved by FDA to treat the non- core symptom of irritability in ASD: Risperdal® (Risperidone) and Abilify® (Aripiprazole). Axial Therapeutics is in Phase 2 studies for AB-2004 for irritability in ASD. For ME/CFS, AIM ImmunoTech has an approval for rintatolimod in Argentina, and is in development for the drug in the US. For LCS, Tonix Pharmaceuticals is in Phase 2 studies for TNX-102 SL.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.

We face a potential risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk if we commercialize our drug candidates. For example, we may be sued if any product we develop or acquire or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our drug candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	the inability to commercialize our drug candidates; and
●	a decline in the value of our stock.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop or acquire. We intend to obtain product liability insurance covering our clinical trials. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may acquire businesses, assets or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses, assets or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new businesses, assets or products we may acquire, and any delay in their integration may delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced a cyber-attack to date, there can be no assurance that we will not experience cyber-attacks in the future, suffer indirect consequences from cyber-attack on a third-party, or fail to anticipate, identify or offset such threats of potential cyber-attacks or security breaches in a timely manner. This is especially so considering the nature of cyber-attack techniques, which change frequently, can be difficult to detect for extended periods of time and often are not recognized until they succeed. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.

Risks Related to Our Common Stock and this Offering

Our officers, directors, and principal stockholder (which is an affiliate of our Executive Chairman) exercise significant control over our company, and will control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors, entities controlled by our officers and directors, and principal stockholders who beneficially own more than 5% of our common stock in the aggregate, and in particular, TardiMed, which is controlled by Michael Derby, our Executive Chairman, and which provides office space and important administrative services to us pursuant to that certain Rent and Administrative Services Agreement that we entered into with TardiMed in July 2020, which was amended in November 2020, have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We are an “emerging growth company,” and will be able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We intend to take advantage of these reporting exemptions described above until we are no longer an “emerging growth company.” Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to those of companies that are not emerging growth companies.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We have and will incur significant additional costs and devote substantial management time as a result of operating as a public company particularly after we are no longer an “emerging growth company.”

As a public company, we have and will incur significant legal, accounting and other expenses. For example, we will be required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS ACT we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure controls and procedures are critical to the operation of a public company. As we are a start-up company, we have a part-time Chief Financial Officer and one contractor with responsibility over our finance and accounting functions, which may result in a lack of segregation of duties. We are also at the very early stages of establishing, and we may be unable to effectively establish such systems. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives. Furthermore, our Chief Financial Officer is required to contribute a limited number of hours per week to our affairs, which could have a negative impact on our ability to establish and maintain our finance and accounting functions.

Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements for the year ended December 31, 2020 and the six months ended June 30, 2022, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of June 30, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

We originally prepared an accounting position paper concluding that our Series Seed Preferred Stock should have been classified as mezzanine equity in accordance with ASC 480. Upon further analysis, it was determined that the Series Seed Preferred Stock should have been recorded as permanent equity because certain redemption provisions are within the Company’s control. Therefore, management has concluded that our controls around the interpretation and accounting for our Series Seed Preferred Stock issued was not effectively designed or maintained. Additionally, the original earnings per share calculation did not correctly classify the shares associated with our SAFE investment and our Series Seed Preferred Stock as a separate class of participating securities. Upon further analysis we determined the controls over the calculation of earnings per share resulted in a material weakness.

To remediate the above material weaknesses, we intend to develop a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We do not believe that the remediation of these material weaknesses will result in significant incremental cost. However, another significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock.

We cannot assure you, however, that any actions we may take in the future will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

We have never declared or paid dividends on our common stock, and we do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our operations expose us to litigation, tax, environmental and other legal compliance risks.

We are subject to a variety of litigation, tax, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, intellectual property rights, contract-related claims, taxes, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We may be subject to claims from vendors, licensees, licensors and securityholders (including our current securityholders), including with respect to alleged breaches of agreements, material misstatements in our public filings and other reasons. We could be charged with wrongdoing as a result of such matters. We have not received any notice of any such claims and believe such claims would be without merit and would vigorously defend ourselves, however the risk of such claims is uncertain and there can be no assurance that our Company will not be liable for damages, the amount of which cannot be predicted. Further, in connection with any such claims, a court may grant other remedies that will have a material adverse effect on our Company’s financial condition or results of operations, or that will result in changes to our liquidity or capitalization. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

Anti-takeover provisions contained in our Certificate of Incorporation, as amended (our “Certificate of Incorporation”), and our amended and restated bylaws (our ‘‘Bylaws’’), as well as provisions of Delaware law, could impair a takeover attempt.

Our Certificate of Incorporation, Bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions include:

●	classifying our board of directors into three classes;
●	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
●	limiting the liability of, and providing indemnification to, our directors and officers;
●	limiting the ability of our stockholders to call and bring business before special meetings;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Certificate requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer or other employee of ours to the Company or our stockholders, creditors or other constituents;
●	any action asserting a claim against us or any director or officer of ours arising pursuant to, or a claim against us or any of our directors or officers, with respect to the interpretation or application of any provision of, the DGCL, our Certificate of Incorporation or Bylaws; or
●	any action asserting a claim governed by the internal affairs doctrine;

provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any of the foregoing actions for lack of subject matter jurisdiction, any such action or actions may be brought in another state court sitting in the State of Delaware.

The exclusive forum provision is limited to the extent permitted by law, and it will not apply to claims arising under the Exchange Act or for any other federal securities laws which provide for exclusive federal jurisdiction, though it may apply to other state and federal law claims including actions arising under the Securities Act (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder).

However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that the Court of Chancery for the State of Delaware will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. In addition, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than the Court of Chancery for the State of Delaware. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this provision may limit or discourage a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following list sets forth information as to all securities we have sold during the period covered by this report which were not registered under the Securities Act.

Restricted Stock Units

In July 2022 and August 2022, we granted a total of 419,000 restricted stock units under the PaxMedica Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan to certain of our employees and directors, each of which entitles the holder to one share of our common stock upon settlement of the restricted stock unit.

2022 Convertible Promissory Note Offering and Warrants

Between April and July 2022, we issued the 2022 Notes in an aggregate principal amount of approximately $1.5 million with an interest rate of 10% per annum. The 2022 Notes mature 12 months from the date of issuance, and convert at a conversion price equal to 80% of the initial offering price, or $4.20 per share. In connection with the offering of the 2022 Notes, we issued common stock purchase warrants to purchase up to 195,140 shares of common stock, with an exercise price of 80% of the initial offering price, or $4.20 per share.

Private Placement of Series X Preferred Stock

On August 2, 2022, the Company issued and sold an aggregate of 3,200 shares of our Series X Preferred Stock to a certain “accredited investor” (as defined in Regulation D promulgated under the Securities Act), at a purchase price of $100 per share, for aggregate proceeds of approximately $320,000 and net proceeds to the Company of approximately $300,000, after deducting expenses. Upon the closing of our initial public offering, all outstanding shares of Series X Preferred Stock automatically converted into shares of common stock at the initial offering price, subject to the beneficial ownership restrictions contained in the certificate of designations for the Series X Preferred.

SAFE

In March 2021, we entered into the SAFE with an investor, pursuant to which we received gross proceeds in an aggregate amount equal to $5.0 million. The Series X Private Placement in August 2022 constituted a qualified offering under the terms of the SAFE and the SAFE automatically converted into 100,000 shares of Series X Preferred Stock.

Series Seed Exchange Agreement

In August 2022, we entered into exchange agreements with the holders of our Series Seed Preferred Stock, pursuant to which we agreed to exchange all shares of our outstanding Series Seed Preferred Stock into an aggregate of 1,557,435 shares of our common stock immediately prior to the effectiveness of our Registration Statement on Form S-1, as amended (File No. 333-239676).

Warrant Exchange Agreement

In August 2022, 375,000 shares of our common stock were issued as a result of the Warrant Exchange Agreement.

Securities Act Exemptions

We deemed the offers, sales and issuances of the securities described above under “— SAFE”, “— Private Placement of Series X Preferred Stock”, “—2022 Convertible Promissory Note Offering and Warrants”, “— Series Seed Exchange Agreement” and “— Warrant Exchange Agreement” and the grants of certain of the issuances of the securities described above under “— Restricted Stock Units” to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

We deemed the grants of certain of the issuances of the securities described above under “— Restricted Stock Units” to be exempt from registration under the Securities Act in reliance on (i) Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering, and (ii) Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On August 12, 2022, our Registration Statement on Form S-1, as amended (File No. 333-239676), was declared effective in connection with our initial public offering. At the closing of the offering on August 30, 2022, we issued and sold 1,545,454 shares of our common stock at the initial public offering price to the public of $5.25 per share. We received gross proceeds from the initial public offering of $8.1 million, before deducting underwriting discounts and commissions of approximately $0.8 million and estimated offering costs of approximately $0.5 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus relating to that offering dated August 25, 2022.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 30, 2022	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chief Executive Officer