Form 10-Q
period 2022-09-30
PaxMedica, Inc.
filed 2022-11-14
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, the Registrant had 11,779,475 shares of common stock, par value $0.0001 per share, issued and outstanding.

PAXMEDICA, INC.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

PAXMEDICA, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$5,563,332	$444,087
Prepaid and other current assets	416,439	—
Total current assets	5,979,771	444,087
Deferred offering costs	—	204,779
Total assets	$5,979,771	$648,866

LIABILITIES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,688,533	$736,251
Accounts payable - related party	132,000	750
Accrued expenses	614,450	680,026
Notes payable - fair value	156,486	—
SAFE liability	—	4,824,217
Warrant liability	—	4,516,485
Total current liabilities	3,591,469	10,757,729
Total liabilities	3,591,469	10,757,729

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series Seed preferred shares, 2,696,439 shares authorized; no shares issued and outstanding at September 30, 2022 and 2,696,439 shares issued and outstanding at December 31, 2021; aggregate liquidation preference of $2,808,148 at December 31, 2021	—	270
Series X preferred shares, 500,000 shares authorized at September 30, 2022; 45,316 shares issued and outstanding at September 30, 2022 and no shares issued and outstanding at December 31, 2021	15	—
Common stock, par value $0.0001; 200,000,000 shares authorized at September 30, 2022 and 20,000,000 shares authorized at December 31, 2021; 11,779,475 and 6,913,492 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,178	691
Additional paid-in capital	30,906,477	8,828,425
Accumulated deficit	(28,519,368)	(18,938,249)
Total stockholders’ equity (deficit)	2,388,302	(10,108,863)
Total liabilities, and stockholders’ equity (deficit)	$5,979,771	$648,866

The accompanying notes are an integral part of these condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
General and administrative	$2,367,711	$1,277,287	$4,077,491	$3,651,218
Research and development	327,268	437,559	1,549,397	1,755,428
Total operating expenses	2,694,979	1,714,846	5,626,888	5,406,646

Loss from operations	(2,694,979)	(1,714,846)	(5,626,888)	(5,406,646)

Other income (expense):
Interest expense	(1,309)	—	(1,309)	(2,805,856)
Gain on conversion of notes	—	—	—	59,890
Loss on conversion of SAFE	(5,338,808)	—	(5,338,808)	—
Loss on issuance of debt	(88,234)	—	(391,246)	—
Loss on extinguishment of debt	(3,940)	—	(3,940)	—
Change in fair value of notes	(151,195)	—	(255,145)	—
Change in fair value of SAFE	(2,827,737)	(622,212)	163,025	(3,806,374)
Change in fair value warrant liability	(357,411)	(789,419)	1,873,192	(4,498,146)
Other income (expense)	—	15,835	—	(5,095)
Total other expense	(8,768,634)	(1,395,796)	(3,954,231)	(11,055,581)

Net loss	$(11,463,613)	$(3,110,642)	$(9,581,119)	$(16,462,227)

Basic and diluted weighted average number of shares outstanding	9,177,683	6,913,492	7,676,516	6,582,602

Basic and diluted net loss per share	$(0.87)	$(0.45)	$(1.10)	$(2.50)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Three Months Ended September 30, 2022

							Additional		Total
	Series Seed Preferred Stock		Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at July 1, 2022	2,696,439	$270	—	$—	6,913,492	$691	$9,158,437	$(17,055,755)	$(7,896,357)
Issuance of Series X preferred stock, net of fees	—	—	3,200	1	—	—	299,999	—	300,000
Conversion of SAFE liability to Series X preferred stock	—	—	100,000	20	—	—	9,999,980	—	10,000,000
Issuance of common stock and warrants, net of fees	—	—	—	—	1,545,454	154	6,022,859	—	6,023,013
Issuance of common stock in connection with conversion of notes payable	—	—	—	—	238,094	24	1,159,476	—	1,159,500
Issuance of Series X preferred stock in connection with conversion of notes payable	—	—	2,555	—	—	—	296,819	—	296,819
Conversion of Series Seed preferred stock to common stock	(2,696,439)	(270)	—	—	1,557,435	156	114	—	—
Conversion of Series X preferred stock to common stock	—	—	(61,689)	(6)	1,175,000	118	(112)	—	—
Warrants exchanged for shares of common stock and Series X preferred stock	—	—	1,250	—	350,000	35	2,009,172	—	2,009,207
Reclassification of warrants to equity	—	—	—	—	—	—	912,580	—	912,580
Stock-based compensation	—	—	—	—	—	—	1,047,153	—	1,047,153
Net loss	—	—	—	—	—	—	—	(11,463,613)	(11,463,613)
Balance at September 30, 2022	—	$—	45,316	$15	11,779,475	$1,178	$30,906,477	$(28,519,368)	$2,388,302

For The Three Months Ended September 30, 2021

					Additional		Total
	Series Seed Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at July 1, 2021	2,696,439	$270	6,913,492	$691	$8,331,310	$(22,060,863)	$(13,728,592)
Stock-based compensation	—	—	—	—	272,124	—	272,124
Net loss	—	—	—	—	—	(3,110,642)	(3,110,642)
Balance at September 30, 2021	2,696,439	$270	6,913,492	$691	$8,603,434	$(25,171,505)	$(16,567,110)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Nine Months Ended September 30, 2022

							Additional		Total
	Series Seed Preferred Stock		Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	2,696,439	$270	—	$—	6,913,492	$691	$8,828,425	$(18,938,249)	$(10,108,863)
Issuance of Series X preferred stock, net of fees	—	—	3,200	1	—	—	299,999	—	300,000
Conversion of SAFE liability to Series X preferred stock	—	—	100,000	20	—	—	9,999,980	—	10,000,000
Issuance of common stock and warrants, net of fees	—	—	—	—	1,545,454	154	6,022,859	—	6,023,013
Issuance of common stock in connection with conversion of notes payable	—	—	—	—	238,094	24	1,159,476	—	1,159,500
Issuance of Series X preferred stock in connection with conversion of notes payable	—	—	2,555	—	—	—	296,819	—	296,819
Conversion of Series Seed preferred stock to common stock	(2,696,439)	(270)	—	—	1,557,435	156	114	—	—
Conversion of Series X preferred stock to common stock	—	—	(61,689)	(6)	1,175,000	118	(112)	—	—
Warrants exchanged for shares of common stock and Series X preferred stock	—	—	1,250	—	350,000	35	2,009,172	—	2,009,207
Reclassification of warrants to equity	—	—	—	—	—	—	912,580	—	912,580
Stock-based compensation	—	—	—	—	—	—	1,377,165	—	1,377,165
Net loss	—	—	—	—	—	—	—	(9,581,119)	(9,581,119)
Balance at September 30, 2022	—	$—	45,316	$15	11,779,475	$1,178	$30,906,477	$(28,519,368)	$2,388,302

For The Nine Months Ended September 30, 2021

					Additional		Total
	Series Seed Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	2,696,439	$270	5,775,898	$578	$4,079,891	$(8,709,278)	$(4,628,539)
Common stock issued in connection with conversion of notes payable	—	—	1,137,594	113	3,412,669	—	3,412,782
Stock-based compensation	—	—	—	—	1,110,874	—	1,110,874
Net loss	—	—	—	—	—	(16,462,227)	(16,462,227)
Balance at September 30, 2021	2,696,439	$270	6,913,492	$691	$8,603,434	$(25,171,505)	$(16,567,110)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(9,581,119)	$(16,462,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,377,165	1,110,874
Amortization of debt discount	—	2,550,780
Change in fair value of notes	255,145	—
Change in fair value of SAFE	(163,025)	3,806,374
Loss on conversion of SAFE	5,338,808	—
Loss on issuance of debt	391,246	—
Loss on extinguishment of debt	3,940	—
Gain on conversion of notes	—	(59,890)
Change in fair value warrant liability	(1,873,192)	4,498,145
Non-cash interest expense	—	255,076
Changes in assets and liabilities:
Other current assets	(416,439)	—
Deferred offering costs	204,779	—
Accounts payable	(65,578)	140,935
Accounts payable - related party	131,250	(100,138)
Accrued expenses	1,392,845	(4,179)
Net cash used in operating activities	(3,004,175)	(4,264,250)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of fees	6,582,450	—
Proceeds from issuance of convertible promissory notes, net of fees	1,240,970	—
Proceeds from issuance of Series X preferred stock, net of fees	300,000	—
Proceeds from SAFE investment	—	5,000,000
Payment of deferred offering costs	—	(60,779)
Net cash provided by financing activities	8,123,420	4,939,221

Net increase in cash	5,119,245	674,971
Cash, beginning of period	444,087	1,123,625
Cash, end of period	$5,563,332	$1,798,596

Non-cash financing activities:
Series X preferred stock issued in connection with conversion of notes payable	$296,819	$—
Common stock issued in connection with conversion of notes payable	$1,159,500	$3,412,782
Conversion of SAFE liability to Series X preferred stock	$10,000,000	$—
Warrants exchanged for shares of common stock and Series X preferred stock	$2,009,207	$—
Reclassification of warrants to equity	$912,580	$—
Unpaid offering costs	$559,437	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Initial Public Offering

On August 9, 2022, the Company entered into an underwriting agreement relating to the public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,545,454 shares of its common stock to the underwriters, at a purchase price per share of $4.83 (the offering price to the public of $5.25 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-239676), as amended, under the Securities Act of 1933, that was filed by the Company under Rule 462(b) under the Securities Act. The Company also granted the underwriters a 45-day option to purchase up to 231,818 additional shares of common stock to cover over-allotments. On August 30, 2022, the Company received net proceeds from its public offering of approximately $6.0 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $1.4 million. In connection with its public offering the Company issued 108,181 warrants to purchase shares of the Company’s common stock with an exercise price of $6.5625 per share.

Going concern, liquidity and capital resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $28.5 million at September 30, 2022, a net loss of approximately $9.6 million, and approximately $3.0 million of net cash used in operating activities for the nine months ended September 30, 2022.

2022 Notes

During the second and third quarters of 2022, the Company entered into senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling $0.3 million and the Company received net proceeds of approximately $1.2 million (See Note 6).

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 2. Significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the registration statement on Form S-1/A filed by the Company with the SEC on August 8, 2022.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed financial statements relate to the valuation of convertible notes, valuation of warrants, valuation of the Simple Agreement For Equity (“SAFE”)  liability and valuation of equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents or short-term investments.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. During the nine months ended September 30, 2022, the Company issued certain of the 2022 Notes and warrants in connection with the 2022 Notes. The 2022 Notes and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the statements of operations and disclosed in the condensed financial statements During the year ended December 31, 2021, the Company entered into its SAFE agreement and classified the SAFE as a liability measured at cost on the issuance date, with changes in fair value recognized as other income on the statement of operations. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, approximate fair value due to the short-term nature of these instruments.

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation. As of September 30, 2022, there are no warrant liabilities (See Note 3).

Simple Agreement for Future Equity

The Company accounts for a SAFE as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing or a liquidity/dissolution occurs, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the SAFE has been estimated using the Backsolve method which utilizes the Option Pricing Method. As of September 30, 2022, the SAFE liability has been converted to 100,000 shares of Series X preferred stock (See Note 8).

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

Loss Per Share

Basic net loss per share (“EPS”) of common stock is computed by dividing net loss allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company’s common stock equivalents have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted loss per share is the same for the three and nine months ended September 30, 2022 and 2021.

The following securities were excluded from the computation of diluted net loss per share attributable to common shareholders for the nine months ended September 30, 2022 and 2021, because including them would have been anti-dilutive:

	September 30,
	2022	2021
Preferred stock	—	1,557,435
Series X preferred stock	863,162	—
Unvested restricted stock units	1,582,220	1,377,999
Common stock warrants	587,497	1,034,176
SAFE investment	—	414,808
Convertible notes	37,259	—
Total	3,070,138	4,384,418

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3. Fair Value Measurements

Convertible Notes

During the second and third quarters of 2022, the Company issued the 2022 Notes. The fair value of the 2022 Notes on the issuance dates and as of September 30, 2022 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its 2022 Notes (See Note 2) and the notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements. On August 26, 2022, two holders of the 2022 Notes converted their notes to 238,094 shares of the Company’s common stock and one holder of the 2022 Notes converted its note to 2,555 shares of Series X preferred stock.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2022 Notes upon the issuance dates, conversion dates and during three and nine months ended September 30, 2022 is as follows:

			Three months
		August 3, 2022 -	ended September	Nine months ended
	July 8, 2022	August 5, 2022	30, 2022	September 30, 2022
Dividend yield	0%	0%	0%	0%
Expected price volatility	57.0%	57.0%	57.0%	57.0%-57.2%
Risk free interest rate	2.96%	3.14%-3.29%	2.8%-4.05%	2.8%-4.05%
Expected term (in years)	1.0	1.0	0.7-0.9	0.7-0.9

Simple Agreement for Future Equity

On March 19, 2021, the Company entered into a SAFE agreement with an investor. At issuance date, the Company classified the cash received of $5.0 million as a liability, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements (See Note 5). On August 2, 2022 the SAFE was converted to 100,000 shares of Series X preferred stock (See Note 8).

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the SAFE on the conversion date of August 2, 2022, and the period January 1, 2022 through August 2, 2022 is as follows:

		January 1,
	August 2,	2022-August
	2022	2, 2022
Dividend yield	0%	0%
Expected price volatility	50.0%	50.0%
Risk free interest rate	3.08%	1.35%-3.08%
Expected term (in years)	1.5	0.8-1.5

Warrants

During the nine months ended September 30, 2022, the Company issued 195,140 common stock warrants in connection with its 2022 Notes (See Note 6). During the year ended December 31, 2020, the Company issued 1,034,176 common stock warrants in association with its 2020 convertible notes (the “2020 Notes”) issued during 2020. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements.

On August 26, 2022, 750,000 warrants issued in connection with the 2020 Notes were exchanged for 350,000 shares of common stock and 1,250 shares of Series X preferred stock (see below). On August 26, 2022, 479,316 liability classified warrants were reclassified to equity. As of September 30, 2022, there are no liability classified warrants.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Warrant Exchange

On August 3, 2022, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with a holder of certain warrants to purchase the Company’s common stock. The warrants were issued in connection with the Company’s 2020 Notes. Pursuant to the Warrant Exchange Agreement, the Company exchanged 750,000 warrants for 350,000 shares of common stock and 1,250 shares of Series X preferred stock at the consummation of the Company’s initial public offering (See Note 8).

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants on issuance date, August 26, 2022, and during the period January 1, 2022 through August 26, 2022, is as follows:

			January 1 2022 -
	July 2022	August 26, 2022	August 26, 2022
Dividend yield	0%	0%	0%
Expected price volatility	57.0%	57.0%	57.0%- 105.0%
Risk free interest rate	2.70% -2.82%	2.39%-3.40%	0.17%-3.40%
Expected term (in years)	5.0	0.1-4.9	0.1-4.0

Significant changes in the expected price volatility and expected term would result in significantly lower or higher fair value measurement of the warrants, respectively.

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2022 and December 31, 2021:

Fair value measured at September 30, 2022
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$156,486	$—	$—	$156,486

	Fair value measured at December 31, 2021
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
SAFE liability	$4,824,217	$—	$—	$4,824,217
Warrant liability	$4,516,485	$—	$—	$4,516,485

For the three and nine months ended September 30, 2022, there was a change of approximately $3.3 million and $1.8 million in Level 3 liabilities measured at fair value, respectively.

The fair value of the convertible notes may change significantly as additional data is obtained, impacting the Company’s assumptions used to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Convertible Notes	SAFE Liability	Warrant Liability
Balance at December 31, 2021	$—	$4,824,217	$4,516,485
Issuance of convertible notes and warrants	1,353,720	—	278,494
Conversion of SAFE liability to Series X preferred stock	—	(10,000,000)	—
Issuance of common stock in connection with conversion of notes payable	(1,159,500)	—	—
Issuance of Series X preferred stock in connection with conversion of notes payable	(296,819)	—	—
Warrants exchanged for shares of common stock and Series X preferred stock	—	—	(2,009,207)
Loss on extinguishment of debt	3,940	—	—
Change in fair value	255,145	(163,025)	(1,873,192)
Reclassification of warrants to equity	—	—	(912,580)
Loss on conversion of SAFE	—	5,338,808	—
Balance at September 30, 2022	$156,486	$—	$—

Note 4. Accrued Expenses

The Company’s accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Employee and related expenses	$50,335	$680,026
Directors and officers insurance	385,362	—
Professional fees	153,995	—
Research and development	24,758	—
Total accrued expenses	$614,450	$680,026

Note 5. Simple Agreement for Future Equity (“SAFE”)

During the year ended December 31, 2021, the Company entered into a SAFE with an investor, and received proceeds of $5.0 million. Under the terms of the SAFE, the investor has the right to participate in future equity financings of the Company.

The number of shares to be received by the SAFE investor was based on a 50% discount of the pricing in the triggering equity financing and includes a post money valuation cap of $150.0 million. In a liquidity or dissolution event, the investors right to receive cash out was junior to payment of outstanding indebtedness and creditor claims, on par for other SAFE agreements and/or preferred stock, and senior to payments for common stock. The SAFE had no interest rate or maturity date, the SAFE investor had no voting rights prior to conversion, and if the Company paid a dividend on outstanding shares of common stock while the SAFE was outstanding, the SAFE investor would have received the same dividend.

On August 2, 2022, the fair value of the SAFE was approximately $4.7 million and the SAFE was converted into 100,000 shares of Series X preferred stock. During the three and nine months ended September 30, 2022, the Company recognized a $5.3 million loss on conversion of the SAFE (See Note 8).

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6. Convertible promissory notes

During the second and third quarters of 2022, the Company entered into its 2022 Notes with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling $0.2 million and the Company received net proceeds of approximately $1.2 million (net of financing fees of approximately $0.1 million). The 2022 Notes bear interest at 10% per annum and mature 12 months from the issuance date. The notes are secured by all assets and personal property of the Company. The note holders have the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company’s common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per share conversion price is equal to the lessor of (i) $7.00 or (ii) 80% of the qualified offering price of the Company’s common stock resulting from the listing for trading of its common stock on a qualified exchange. In connection with the notes, the Company issued common stock warrants to purchase 195,140 shares of the Company’s common stock. The warrants have an exercise price of the lessor of (i) $7.00 or (ii) 80% of the qualified offering price and expire five years from the issuance date. As a result of the issuance of the common stock warrants, the exercise price of the Company’s existing warrants was adjusted to an exercise of $3.00 per share.

On August 26, 2022, upon the consummation of the Company’s initial public offering, the conversion price of the 2022 Notes and the exercise price of the warrants is calculated at 80% of $5.25 per share (the offering price) or $4.20 per share.

On August 3, 2022, the Company entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of the Company’s initial public offering at the conversion price of $4.20 per share. On August 26, 2022, the holders of the 2022 Notes converted the notes fair value of approximately $1.2 million to 238,094 shares of the Company’s common stock.

On August 3, 2022, the Company entered into a conversion agreement with an additional holder of the 2022 Notes, pursuant to which the holder agreed to convert $255,555 of the principal balance at the consummation of the Company’s initial public offering into 2,555 shares of Series X preferred stock. On August 26, 2022, the note holder converted the notes fair value of $0.3 million to 2,555 shares of Series X preferred stock (See Note 8).

As of September 30, 2022, the outstanding principal balance of the 2022 Notes was approximately $0.2 million.

For the nine months ended September 30, 2022, the Company recorded a loss on issuance of debt of $0.4 million, and a fair value loss of $0.25 million that is included in the change in fair value of notes, in the accompanying condensed statements of operations. The Company recognized interest expense as a component of the change in fair value of the notes during the nine months ended September 30, 2022 (See Note 2).

Note 7. Stock-based compensation

Stock-based Compensation

The following is a summary of stock-based compensation during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Canceled stock options	$119,829	$272,124	$449,840	$1,110,874
Restricted stock units	927,324	—	927,325	—
Total	$1,047,153	$272,124	$1,377,165	$1,110,874

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Restricted Stock Units

The following is a summary of the restricted stock units during the nine months ended September 30, 2022:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested as of December 31, 2021	—	$—
Granted	1,885,500	$5.25
Forfeited	(291,500)	$5.25
Vested	(11,780)	$5.26
Unvested as of September 30, 2022	1,582,220	$5.25

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

During the nine months ended September 30, 2022, 291,500 RSU’s (granted on January 1, 2022) were forfeited due to terminations of two of the Company’s employees and two of its board members.

In August 2022, the Company modified the remaining 1,051,167 RSUs granted on January 1, 2022 to provide that 33.34% of each of those RSUs would vest on May 1, 2022, with an additional 8.3325% of each grant vesting each quarter thereafter, provided that if neither (i) the expiration of the 6-month period following an initial public offering nor (ii) a change in control has occurred prior to the applicable vesting date, any RSUs that would have vested thereunder shall not vest until such expiration of the 6-month period following an initial public offering or change in control occurs (provided further that if neither an initial public offering nor a change in control occurs on or prior to December 31, 2022, then all of the related RSUs will be forfeited). Vesting in all cases generally is subject to the grantee’s continued employment with the Company or a subsidiary thereof on the applicable vesting date. This improbable to improbable modification resulted in a new measurement of compensation cost based on the underlying fair value of the Company’s common stock on the date of the modification of approximately $5.5 million.

On August 26, 2022, the Company consummated its initial public offering and based on the modification above, 33.34% of each of the remaining 1,051,167 RSU’s would vest on February 26, 2023, with an additional 8.3325% of each grant vesting each quarter thereafter.

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense related to the RSUs of approximately $0.9 million, respectively. No stock-based compensation expense related to the RSUs was recognized during the three and nine months ended September 30, 2021. The unamortized stock-based compensation expense related to RSUs as of September 30, 2022 is approximately $7.4 million, which is expected to be recognized over a remaining weighted average vesting period of 1.3 years.

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were canceled. No stock options were outstanding as of September 30, 2022 and December 31, 2021. Compensation cost related to the canceled stock options of $4.3 million will continue to be recognized over the original vesting criteria.

During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.1 million and $0.3 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.45 million and $1.1 million, respectively. The unamortized stock-based compensation expense related to canceled stock options as of September 30, 2022 is approximately $0.3 million.

Note 8. Preferred and common stock

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

Series X Preferred Stock

On August 1, 2022, the Company authorized 500,000 shares of Series X preferred stock, par value 0.0001 per share. The stated value of the Series X preferred stock is $100 per share. The holders of the Series X preferred stock have no voting rights and are not entitled to dividends. The Series X preferred stock is convertible into shares of the Company’s common stock and is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion.

On August 2, 2022, the Company issued 3,200 shares of Series X preferred stock in a private placement, at a purchase price of $100 per share, and received net proceeds of approximately $0.3 million, after deducting expenses (the “Series X Private Placement”). The

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

On August 26, 2022, upon the consummation of the Company’s initial public offering, 61,689 shares of the Series X preferred stock were converted into 1,175,000 shares of the Company’s common stock. As of September 30, 2022, 45,316 shares of Series X preferred stock remain outstanding.

Series Seed Preferred Stock

On August 5, 2022, the Company entered into exchange agreements with the holders of the Company’s Series Seed preferred stock, par value $0.0001 per share. The Company and the holders exchanged all shares of outstanding Series Seed preferred stock into 1,557,435 shares of common stock immediately prior to the effectiveness of its registration statement filed in connection with the Company’s initial public offering.

Note 9. Commitments and contingencies

Litigation

As of September 30, 2022 and 2021, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 10. Related party transactions

Accounts payable - As of September 30, 2022, related party payables totaled approximately $132,000 and consisted of $80,000 owed to Tardimed for management fees, $27,000 owed to members of our board of directors and $25,000 owed to the Company’s Chief Financial Officer for consulting services. During the three months ended September 30, 2022 the Company expensed management fees of $60,000, board of director fees of $20,000 and related party consulting services of $25,000. During the nine months ended September 30, 2022 the Company expensed management fees of $180,000, board of director fees of $74,000 and related party consulting services of $25,000.

Accrued expenses - As of September 30, 2022, there was approximately $50,000 accrued for payroll expenses owed to two terminated employees. During the nine months ended September 30, 2022, the Company reversed $155,000 of bonus expenses in connection with the termination of two of its executives.

Note 11. Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Time-Based Restricted Stock Units

Subsequent to September 30, 2022, the Company granted 51,583 time-based RSUs with a fair value of approximately $124,000 to a member of its board of directors. The RSUs are subject to service conditions and vest 33.34% on the one year anniversary of the grant date, with the remaining units vesting on each three-month anniversary thereafter.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Subsequent to September 30, 2022, the Company granted 12,000 time-based RSUs with a fair value of approximately $29,000 for consulting services. The RSUs will vest 100% on January 31, 2023.

Performance-Based Restricted Stock Units

Subsequent to September 30, 2022, the Company granted 25,000 performance-based RSUs with a fair value of approximately $60,000 for consulting services. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner.

18

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

We have not generated any revenue to date and, through September 30, 2022, we had an accumulated deficit of approximately $28.5 million. To date, we have financed our operations through contributions from our prior members, the issuance of our convertible notes, and the issuance of our Simple Agreement For Equity (“SAFE”) and Series X preferred stock, par value $0.0001 per share (“Series X Preferred Stock”). We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101 and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

Convertible Notes

During the second and third quarters of 2022, we issued our senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling $0.2 million and we received net proceeds of approximately $1.2 million (net of financing fees of approximately $0.1 million). The 2022 Notes bear interest at 10% per annum and mature 12 months from the issuance date. The 2022 Notes are secured by all assets and personal property of the Company. The note holders have the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company’s common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per-share conversion price is equal to 80% of the initial offering price of our common stock, or $4.20 per share (based on the Company’s initial public offering price of $5.25 per share). In connection with the 2022 Notes, the Company issued warrants to purchase 195,140 shares of the Company’s common stock. The warrants have an exercise price of 80% of the initial offering price of our common stock, or $4.20 per share (based on the Company’s initial public offering price of $5.25 per share) and expire five years from the issuance date.

On August 26, 2022, upon the consummation of the Company’s initial public offering, the conversion price of the 2022 Notes and the exercise price of the warrants is calculated at 80% of $5.25 per share (the offering price) or $4.20 per share.

On August 3, 2022, the Company entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of the Company’s initial public offering at the conversion price of $4.20 per share. On August 26, 2022, the holders of the 2022 Notes converted the notes fair value of approximately $1.2 million to 238,094 shares of the Company’s common stock.

On August 3, 2022, the Company entered into a conversion agreement with an additional holder of the 2022 Notes, pursuant to which the holder agreed to convert $255,555 of the principal balance of the 2022 Notes at the consummation of the Company’s initial public offering into 2,555 shares of Series X preferred stock. On August 26, 2022, the note holder converted the note’s fair value of $0.3 million to 2,555 shares of Series X preferred stock.

As of September 30, 2022, the outstanding principal balance of the 2022 Notes was approximately $0.2 million.

Initial Public Offering

On August 9, 2022, the Company entered into an underwriting agreement relating to the public offering of its common stock. The Company agreed to sell 1,545,454 shares of its common stock to the underwriters, at a purchase price per share of $4.83 (the offering price to the public of $5.25 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-239676), as amended, under the Securities Act, that was filed by the Company under Rule 462(b) under the Securities Act. The Company also granted the underwriters a 45-day option to purchase up to 231,818 additional shares of common stock to cover over-allotments. On August 30, 2022, the Company received net proceeds from its public offering of approximately $6.0 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $1.4 million. In connection with its public offering the Company issued 108,181 warrants to purchase shares of the Company’s common stock with an exercise price of $6.5625 per share.

Series X Preferred Stock

On August 1, 2022, the Company authorized 500,000 shares of Series X preferred stock. The stated value of the Series X preferred stock is $100 per share. The holders of the Series X preferred stock have no voting rights and are not entitled to dividends. The Series X preferred stock is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion.

On August 2, 2022, the Company issued 3,200 shares of Series X Preferred Stock at a purchase price of $100 per share. The Company received net proceeds of approximately $0.3 million, net of fees. On August 26, 2022, upon the consummation of the Company’s initial public offering, 61,689 shares of the Series X preferred stock were converted into 1,175,000 shares of the Company’s common stock. As of September 30, 2022, 45,316 shares of Series X preferred stock remain outstanding.

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

During the nine months ended September 30, 2022, 291,500 RSU’s (granted on January 1, 2022) were forfeited due to terminations of two of the Company’s employees and two of its board members.

In August 2022, the Company modified the remaining 1,051,167 RSUs granted on January 1, 2022 to provide that 33.34% of each of those RSUs would vest on May 1, 2022, with an additional 8.3325% of each grant vesting each quarter thereafter, provided that if neither (i) the expiration of the 6-month period following an initial public offering nor (ii) a change in control has occurred prior to the applicable vesting date, any RSUs that would have vested thereunder shall not vest until such expiration of the 6-month period following an initial public offering or change in control occurs (provided further that if neither an initial public offering nor a change in control occurs on or prior to December 31, 2022, then all of the related RSUs will be forfeited). Vesting in all cases generally is subject to the grantee’s continued employment with the Company or a subsidiary thereof on the applicable vesting date. This improbable to improbable modification resulted in a new measurement of compensation cost based on the underlying fair value of the Company’s common stock on the date of the modification of approximately $5.5 million.

On August 26, 2022, the Company consummated its initial public offering and based on the modification above, 33.34% of each of the remaining 1,051,167 RSU’s would vest on February 26, 2023, with an additional 8.3325% of each grant vesting each quarter thereafter.

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

During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.1 million and $0.3 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.5 million and $1.1 million, respectively. The unamortized stock-based compensation expense related to the canceled stock options as of September 30, 2022 is approximately $0.3 million.

During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense related to the RSUs of approximately $0.9 million. No stock-based compensation expense related to the RSUs was recognized during the three and nine months ended September 30, 2021. The unamortized stock-based compensation expense related to RSUs as of September 30, 2022 is approximately $7.4 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021
Operating expenses
General and administrative	$2,367,711	$1,277,287
Research and development	327,268	437,559
Total operating expenses	2,694,979	1,714,846
Loss from operations	(2,694,979)	(1,714,846)
Other expense, net	(8,768,634)	(1,395,796)
Net loss	$(11,463,613)	$(3,110,642)

Operating expenses

General and administrative

General and administrative expenses were approximately $2.4 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The $1.1 million increase in general and administrative expenses was primarily due to increases of $0.8 million of stock-based compensation and $0.5 million for legal and professional fees, offset by a decrease of $0.2 million for bonuses.

Research and Development

Research and development expenses were approximately $0.3 million for the three months ended September 30, 2022 and approximately $0.4 million for the three months ended September 30, 2021. The $0.1 million decrease in research and development expenses was primarily attributable to lower costs incurred in connection with our research activities, including lower costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $0.3 million in research and development expenses incurred during the three months ended September 30, 2022, $0.3 million was associated with activities related to the HAT indication, and $0.02 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $0.4 million in research and development expenses incurred during the three months ended September 30, 2021, approximately $0.3 million was associated with activities related to the HAT indication, and approximately $0.1 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $11.5 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities, if necessary.

Other Expenses, net

Other expense was approximately $8.8 million for the three months ended September 30, 2022 compared with $1.4 million for the three months ended September 30, 2021. Other expense of $8.8 million for the three months ended September 30, 2022 was primarily comprised of a $5.3 million loss on conversion of our SAFE investment to Series X preferred stock, $2.8 million for the change in fair value of our SAFE investment, $0.4 million recognized for the change in fair value of our warrant liability, $0.2 million recognized for the change in fair value of our 2022 Notes, and $0.1 million for the loss on issuance of our 2022 Notes. Other expense of $1.4 million for the three months ended September 30, 2021 was primarily comprised of $0.8 million recognized for the change in fair value of our warrant liability and $0.6 million recognized for the change in fair value of our SAFE liability.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021
Operating expenses
General and administrative	$4,077,491	$3,651,218
Research and development	1,549,397	1,755,428
Total operating expenses	5,626,888	5,406,646
Loss from operations	(5,626,888)	(5,406,646)
Other expense, net	(3,954,231)	(11,055,581)
Net loss	$(9,581,119)	$(16,462,227)

Operating expenses

General and administrative

General and administrative expenses were approximately $4.1 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. The $0.4 million increase in general and administrative expenses is primarily due to increases of $0.9 million for legal and professional fees, $0.3 million of stock-based compensation, offset by $0.7 million of lower bonus expense and $0.1 million of other operating expenses.

Research and Development

Research and development expenses were approximately $1.55 million for the nine months ended September 30, 2022 and approximately $1.75 million for the nine months ended September 30, 2021. The $0.2 million decrease in research and development expenses was primarily attributable to lower costs incurred in connection with our research activities, including lower costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $1.55 million in research and development expenses incurred during the nine months ended September 30, 2022, $1.41 million was associated with activities related to the HAT indication, and $0.14 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $1.8 million in research and development expenses incurred during the nine months ended September 30, 2021, approximately $1.2 million was associated with activities related to the HAT indication, and approximately $0.6 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $11.3 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities, if necessary.

Other Expenses, net

Other expense was approximately $4.0 million for the nine months ended September 30, 2022 compared with $11.1 million for the nine months ended September 30, 2021. Other expense of $4.0 million for the nine months ended September 30, 2022 was primarily comprised of a $5.3 million loss on conversion of our SAFE investment to Series X preferred stock, $0.4 million for the loss on issuance of our 2022 Notes and $0.3 million recognized for the change in fair value of our 2022 Notes, offset by $1.9 million recognized for the change in fair value of our warrant liability and $0.2 million for the change in fair value of our SAFE investment. Other expense of $11.1 million for the nine months ended September 30, 2021 was primarily comprised of $4.5 million recognized for the change in fair value of our warrant liability, $3.8 million recognized for the change in fair value of our SAFE liability and $2.8 million of interest expense incurred in connection with our convertible notes.

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of September 30, 2022, we had an accumulated deficit since inception of approximately $28.5 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through September 30, 2022, we have funded our operations through contributions from TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes of approximately $4.2 million, proceeds from the public common stock offering, net of fees, of approximately $6.0 million and our SAFE of $5.0 million.

Convertible Notes

During the second and third quarters of 2022, we issued the 2022 Notes with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling approximately $0.2 million and we received net proceeds of approximately $1.3 million. The 2022 Notes bear interest at 10% per annum and mature 12 months from the issuance date. The 2022 Notes are secured by all assets and personal property of the Company. The note holders have the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company’s common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per-share conversion price is equal to 80% of the initial offering price, or $4.20 per share (based on the Company’s initial public offering price of $5.25 per share). In connection with the 2022 Notes, the Company issued the warrants to purchase 195,140 shares of the Company’s common stock. The warrants have an exercise price of 80% of the initial offering price, or $4.20 per share (based on the Company’s initial public offering price of $5.25 per share) and expire five years from the issuance date.

On August 26, 2022, upon the consummation of the Company’s initial public offering, the conversion price of the 2022 Notes and the exercise price of the warrants is calculated at 80% of $5.25 per share (the offering price) or $4.20 per share.

On August 3, 2022, the Company entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of the Company’s initial public offering at the conversion price of $4.20 per share. On August 26, 2022, the holders of the 2022 Notes converted the notes fair value of approximately $1.2 million to 238,094 shares of the Company’s common stock.

On August 3, 2022, the Company entered into a conversion agreement with an additional holder of the 2022 Notes, pursuant to which the holder agreed to convert $255,555 of the principal balance at the consummation of the Company’s initial public offering into 2,555 shares of Series X preferred stock. On August 26, 2022, the note holder converted the note’s fair value of $0.3 million to 2,555 shares of Series X preferred stock.

SAFE

In March 2021, we entered into the SAFE with an investor, pursuant to which we received gross proceeds in an aggregate amount equal to $5.0 million. As of September 30, 2022, the SAFE liability was zero.

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

On August 26, 2022, upon the consummation of the Company’s initial public offering, 61,689 shares of the Series X preferred stock were converted into 1,175,000 shares of the Company’s common stock. As of September 30, 2022, 45,316 shares of Series X preferred stock remain outstanding.

Warrant Exchange Agreement

On August 3, 2022, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with a holder of certain warrants to purchase the Company’s common stock. The warrants were issued in connection with the Company’s 2020 Notes. Pursuant to the Warrant Exchange Agreement, on August 26, 2022, the Company exchanged 750,000 warrants for 350,000 shares of its common stock and 1,250 shares of its Series X preferred stock.

Series Seed Preferred Stock

On August 5, 2022, the Company entered into exchange agreements with the holders of the Company’s Series Seed preferred stock, par value $0.0001 per share. The Company and the holders exchanged all shares of outstanding Series Seed preferred stock into 1,557,435 shares of common stock immediately prior to the effectiveness of its registration statement filed in connection with the Company’s initial public offering.

Operating activities

During the nine months ended September 30, 2022, net cash used in operating activities was $3.0 million, which primarily included our net loss of approximately $9.6 million, adjusted for non-cash expenses of approximately $5.3 million including loss on conversion of our SAFE investment of $5.3 million, stock-based compensation of approximately $1.4 million, loss on issuance of debt of $0.4 million recorded in connection with the issuance of our 2022 Notes and the change in fair value of our 2022 Notes of $0.25 million, offset by the change in fair value of our warrant liability of $1.9 million and the change in fair value of our SAFE investment of $0.2 million. The net change in operating assets and liabilities was approximately $1.3 million and was primarily due to increases in accounts payable and accrued expenses of $1.5 million and increases in other assets of $0.2 million.

During the nine months ended September 30, 2021, net cash used in operating activities was approximately $4.3 million which primarily included our net loss of approximately $16.5 million, adjusted for non-cash expenses of approximately $12.2 million, including the change in fair value of our warrant liability of $4.5 million, the change in fair value of our SAFE of $3.8 million, amortization of debt discount of $2.6 million related to our convertible promissory notes, stock-based compensation of $1.1 million, and other expenses of $0.2 million. The net change in operating assets and liabilities was nominal.

Investing Activities

There were no investing activities for the nine months ended September 30, 2022 and 2021.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was approximately $8.1 million, consisting of proceeds received from our initial public offering of $6.6 million, the issuance of our 2022 Notes and warrants of $1.2 million, and $0.3 million from the issuance of our Series X preferred stock.

During the nine months ended September 30, 2021, net cash provided by financing activities was $4.9 million, consisting of $5.0 million of proceeds received from our SAFE agreement, offset by $0.1 million of payments for offering costs.

Funding requirements

As of September 30, 2022, we had a cash balance of approximately $5.6 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Control over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2020 and the period ended March 31, 2022, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of September 30, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully review and consider the information regarding certain risks and uncertainties facing us that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following list sets forth information as to all securities we have sold during the period covered by this report which were not registered under the Securities Act.

Restricted Stock Units

In July 2022 and August 2022, we granted a total of 507,500 restricted stock units under the PaxMedica Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan to certain of our employees and directors, each of which entitles the holder to one share of our common stock upon settlement of the restricted stock unit.

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

Warrant Exchange Agreement

In August 2022, 350,000 shares of our common stock and 1,250 shares of our Series X preferred stock were issued as a result of the Warrant Exchange Agreement.

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

Dated: November 14, 2022	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chief Executive Officer