Form 10-K
period 2022-12-31
PaxMedica, Inc.
filed 2023-03-30
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-41475

PAXMEDICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-0870387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 South Broadway, Suite 125, Tarrytown, NY	10591
(Address of principal executive offices)	(Zip Code)

(914) 987-2876

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	PXMD	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant was not a public company as of June 30, 2022, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Market on August 26, 2022.

As of March 29, 2023, there were 13,555,392 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PAXMEDICA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

PART I

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Paxmedica, Inc.” “Paxmedica” and “the Company” refer to Paxmedica Inc. unless the context requires otherwise.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

●	our lack of operating history;
●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital, including through future sales and issuances of equity securities which could also result in substantial dilution to our stockholders;
●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;
●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;
●	our, or our third-party manufacturers’, ability to manufacture cGMP batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;
●	whether we will be successful in obtaining a priority review voucher, or PRV, for PAX-101 and the commercial value to be realized from any such PRV, if any;
●	our relationship with TardiMed, an affiliated entity that provides office space and important administrative services to us, as well as our ability to attract and retain key executives and medical and scientific personnel;
●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;
●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;
●	our dependence on third parties to manufacture our product candidates;
●	our reliance on third-party CROs to conduct our clinical trials;
●	our ability to obtain, maintain or protect the validity of our intellectual property, including our granted or potential future patents;
●	our ability to internally develop new inventions and intellectual property;
●	interpretations of current laws and the passages of future laws;
●	acceptance of our business model by investors;

●	adverse developments affecting the financial services industry;
●	the accuracy of our estimates regarding expenses and capital requirements; and
●	our ability to adequately support organizational and business growth.

We discuss many of these factors in greater detail under “Item 1A: Risk Factors.”  These risk factors are not exhaustive and other sections of this Report may include additional factors which could adversely impact our business and financial performance. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Report and the documents that we reference in this Report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Report by these cautionary statements.  Except as required by law, we undertake no obligation to publicly update any of these forward-looking statements, whether as a result of new information, future events or otherwise.

Market and Industry Data

This Report contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, including data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

ITEM 1. BUSINESS.

Overview

We are a clinical stage biopharmaceutical company focusing on the development of anti-purinergic drug therapies (“APT”) for the treatment of disorders with intractable neurologic symptoms, ranging from neurodevelopmental disorders, including autism spectrum disorder (“ASD”), to Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”), a debilitating physical and cognitive disorder believed to be viral in origin and now with rising incidence globally due to the long term effects of SARS-CoV-2 (“COVID-19”). APTs have been shown to block the effects of excess production and extracellular receptor activity of adenosine triphosphate (“ATP”), which acts as both the main energy molecule in all living cells and a peripheral and central nervous system neurotransmitter via receptors that are found throughout the nervous system. Excess purinergic signaling can offset homeostasis and trigger immune responses that result in localized and systemic increases in inflammatory chemokines and cytokines, ultimately stimulating ATP production. APTs may also impact immunologic and inflammatory mechanisms that may be causing or exacerbating symptoms in these seemingly unrelated disorders, which may be caused in part by similar mechanisms of ATP overproduction.

One of our primary points of focus is currently the development and testing of our lead program, PAX-101, an intravenous formulation of suramin, in the treatment of ASD and the advancement of the clinical understanding of using that agent against other disorders such as ME/CFS and Long COVID-19 Syndrome (“LCS”), a clinical diagnosis in individuals who have been previously infected with COVID-19. In February 2021, we announced positive topline data from our Phase 2 dose-ranging clinical trial evaluating PAX-101 (commonly known as intravenous suramin) for the treatment of the core symptoms of ASD, as described in more detail below. We also intend to submit data to support a New Drug Application (an “NDA”) for PAX-101 under the Tropical Disease Priority Voucher Program of the U.S. Food and Drug Administration (the “FDA”) for the treatment of Human African Trypanosomiasis, a fatal parasitic infection commonly known as African sleeping sickness (“HAT”), leveraging suramin’s historical use in treating HAT outside of the United States. We have exclusively licensed clinical data from certain academic or international government institutions to potentially accelerate PAX-101’s development plans in the United States through this regulatory program and seek approval in the United States for the treatment of East African HAT (as defined below) as early as 2024. We are also pursuing the development of next generation APT product development candidates for neurodevelopmental indications. These candidates include PAX-102, our proprietary intranasal formulation of suramin, as well as other new chemical entities that are more targeted and selective antagonists of particular purine receptor subtypes. We believe our lead drug candidate (suramin), if approved by the FDA, may be a significant advancement in the treatment of ASD and a potentially useful treatment for ME/CFS and LCS. Our website address is www.paxmedica.com.  The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Report.

Our Development Strategy

Current Clinical Development Plan

Our clinical development plan seeks to obtain initial U.S. approval of PAX-101 for the treatment of East African HAT, which is caused by the parasite Trypanosome brucei rhodesiense, and, using the FDA’s 505(b)(2) regulatory pathway, leverage such approval, if achieved, to facilitate an accelerated development program for PAX-101 for certain neurologic indications including ASD, ME/CFS and LCS. Based on our pre-IND meeting with the FDA in March 2021 and, in part, on an analysis of the data that we have exclusively licensed from the Ministry of Health, Republic of Malawi and Lwala Hospital (Soroti, Uganda) relative to East African HAT patients treated with suramin, we believe we have created a strong development strategy that we plan to employ in seeking the approval of PAX-101 for the treatment of East African HAT. Based on our prior interactions with the FDA, including our pre-IND meeting with the FDA, we further believe that an approval, if any, in East African HAT could confer upon us the potential receipt of a priority review voucher (“PRV”) by the FDA, which we could potentially monetize to fund our future clinical programs. We expect further clinical studies of PAX-101 for the treatment of ASD, ME/CFS and LCS will be required and similar clinical development is needed for PAX-102 to reach the commercial stage. In November 2020, the FDA granted orphan drug designation to PAX-101 for the treatment of East African HAT. However, there can be no assurance that we will receive FDA approval for PAX-101 for the treatment of East African HAT and, even if PAX-101 is approved by the FDA, there can be no assurance that we will receive a PRV. For more information on the PRV process and how we may benefit from it, see the section of this Annual Report on Form 10-K. “Item 1. Business – Governmental Regulation  - The Priority Review Voucher Program.”

Development Pipeline

The following table summarizes our current product candidate and indication pipeline.

PAX-101 (intravenous suramin)

Our lead product candidate under development is PAX-101, an intravenous formulation of suramin, which we are developing for multiple indications, including East African HAT, ASD, ME/CFS, and LCS.

The most advanced indication for which we are developing PAX-101 is for treatment of “Stage 1” Trypanosoma brucei rhodesiense (East African) HAT, the stage of the clinical course of HAT in which the parasite is found in the peripheral circulation, but it has not yet infiltrated the CNS. We maintain exclusively licensed worldwide rights to patient-level data on the use of suramin in the treatment of Stage 1 East African HAT, which we intend to leverage for demonstration of the safety and efficacy of PAX-101. We have met with the FDA in two formal meetings regarding the execution and development of PAX-101 for this indication. Pursuant to those conversations, and to satisfy the FDA’s requirement of demonstrating substantial effectiveness, rather than conducting new prospective clinical trials, we intend to complete an analysis and presentation of retrospective data from East African HAT patients previously treated with suramin from 2000 to 2020, for which we have the exclusive license. In addition to these retrospective data, we will also conduct preclinical and clinical safety studies to support submission of an NDA for PAX-101’s East African HAT indication. We expect that such work will be completed over the next 16 months, with the intention of filing an NDA in 2024. Additionally, we are developing a proprietary supply chain of drug substance and drug product which will form the basis of our NDA filing. Without establishing this supply chain, we will not be able to submit an NDA for the East African HAT indication. See “Manufacturing” for additional information about our expected timeline for establishing our supply chain. In November 2020, the FDA granted orphan drug designation to PAX-101 for the treatment of East African HAT. It is expected that PAX-101, if approved by the FDA for the East African HAT indication, will qualify for new chemical entity exclusivity (providing sole marketing rights in the United States to the Company with respect to any product that contains suramin for up to seven years), in addition to orphan drug exclusivity, and potentially a tropical disease PRV. However, even if PAX-101 is approved by the FDA for the East African HAT indication, there can be no assurance that we will receive a tropical disease PRV.

Phase 2 Clinical Trial

Our lead neurologic indication for PAX-101 is for use in treating core symptoms of ASD. In 2021, we conducted a Phase 2 clinical trial at six sites in South Africa with respect to this indication (the “Phase 2 Trial”). The trial was a randomized, double-blind, placebo-controlled design, where we studied two doses of drug versus placebo over a 14-week treatment period. Dosing was at baseline and at the end of weeks 4 and 8. The study population included a patient population with diverse ethnicity and a mean age of approximately 8.4 years. Forty-four of the fifty-two enrolled subjects completed the study, with five withdrawals due to COVID-19 lockdowns, one for an adverse event and three for other reasons. The study evaluated a number of different clinically validated endpoints used in the assessment of the core symptoms of ASD. The primary endpoint of the study was the change between baseline and Week 14 in the

Aberrant Behavior Checklist (“ABC”) composite score of core symptoms (“ABC Core”) including ABC-II (lethargy/social withdrawal), ABC-III (stereotypy) and ABC-V (inappropriate speech).

PAX-101 10mg/kg demonstrated greater improvement through the 14-week treatment period compared to placebo in several assessment measures, including the ABC Core and the Clinical Global Impression - Global Improvement Scale (“CGI-I”). At Week 14, there was a mean improvement from baseline of 12.3 points in the ABC Core in subjects on 10 mg/kg vs. 8.4 points in subjects on placebo (p=0.37). The study was not fully powered for efficacy. However, at Week 14, the subjects treated with 10 mg/kg of PAX-101 demonstrated a mean improvement from baseline in the CGI-I overall symptom severity score of 2.8 points versus 1.7 points on placebo. This change in CGI-I was statistically significant (p=0.016). An improvement in the CGI-I overall symptom severity score of 2 points or more is generally considered to be a clinically relevant change. Certain key subpopulations demonstrated even further improvements on these and other assessments. This trial was designed as a robust dose-ranging study to confirm and expand upon the initial data from a prior-published single dose, single site, pilot study, but was not designed to demonstrate statistical significance across all efficacy endpoints.

We were selected to present the results of the Phase 2 Trial at the American Academy of Child and Adolescent Psychiatry conference Research Pipeline Presentation on October 27, 2021 and are preparing a manuscript with 11 co-authors to submit such data for publication in a peer-reviewed scientific journal. The full analysis will include data from primary, secondary, and exploratory endpoints evaluated in the trial, safety and laboratory data, and an analysis of the pharmacokinetic data. In July 2021, we completed a pre-IND meeting with the FDA to review the results of this trial where we agreed to obtain additional information about the pharmacokinetic profile of PAX-101 in children in different age groups. We intend to meet with the European Medicines Agency (the “EMA”) and refine the program’s development plan for global registration based on additional work required. We intend to seek permission from South African regulatory authorities for an additional PAX-101 study in South Africa to develop additional data in younger female subjects and other protocol refinements before submitting an IND to the FDA, which we currently expect to do in 2024. We are also conducting  pre-clinical and other required toxicologic studies to support this IND submission.

We are also exploring development of PAX-101 in the treatment of LCS. We have discussed these indication and development plans with our outside scientific advisors and have designed a dose-ranging proof of concept trial design. We received approval from the South African Health Products Regulatory Authority and the South African National Health Research Ethics Council for our clinical trial application for a Phase 1B, prospective, randomized, placebo-controlled, double-blind, multiple-dose study.

Phase 3 Clinical Trial

In November 2022, we initiated the Phase 3 trial, HAT-301, which is a pivotal, retrospective, controlled analysis of suramin for the treatment of Stage 1 East African HAT. The study is underway at multiple primary HAT treatment sites in Uganda and Malawi. The Phase 3 trial is using exclusively licensed, retrospective clinical data that will be reviewed and compared with a natural history controlled dataset comprised of exclusively licensed source data. The primary objective of the study is to demonstrate that the standard of care treatment using suramin, as currently practiced in Uganda and Malawi, leads to better clinical outcomes in patients with Stage 1 East African HAT than observed in an untreated natural history cohort, that had documented illness prior to availability of suramin. Top-line data is expected in the second half of 2023.

Clinical Trial of Suramin for Management of ASD

In 2017, the Suramin Autism Treatment (“SAT-1”) trial, a double-blind, placebo-controlled, translational pilot study to examine the safety and activity of low-dose suramin in children with ASD, was completed by Naviaux et al. (2017) at the University of California, San Diego. The study included 10 boys aged 4-17 who lived in the San Diego, California area. None of the boys were less than the 5th percentile in weight for their age, on prescription medications, or had laboratory evidence of liver, kidney, heart, or adrenal abnormalities. Additionally, boys who lived more than 90 minutes from the testing site were excluded from the study to prevent bias due to aberrant behavior resulting from extended travel to and from the University. Boys who had ASD due to a DNA mutation or a chromosomal copy number variation were also excluded from the study. The boys’ parents were instructed to maintain the boys’ current therapies (e.g. supplements, speech, and behavioral therapies) throughout the course of the study.

The trial consisted of a treatment arm of five boys and a placebo arm of five boys. All 10 boys received a 50 mg test dose of suramin in 5 mL of saline or 5 mL of saline only, followed by a 10 mL saline flush. One hour later, boys in the treatment arm received

20 mg/kg of suramin, less the 50 mg test dose, in 50mL of saline, up to a maximum of 1 g, and boys in the placebo arm received 50 mL of saline, each administered intravenously. A 10 mL saline flush followed the second dose’s administration as well.

In the SAT-1 study, the mean age was 9.1 years (range: 5-14 years), the mean nonverbal Leiter IQ was 80 (range: 66-92), and the mean ADOS-2 comparison score was 9.0 (range: 7-10).

No serious toxicities (common terminology criteria for adverse events grades three through five) were encountered. Peripheral neuropathy was not noted in the subject patients. Free cortisol, hemoglobin, white blood cell count, platelets, liver transaminases, creatinine, and urine protein levels were not statistically significantly different among the boys in the treatment arm and those in the placebo arm.

All five boys who received suramin experienced a self-limited, evanescent, asymptomatic, fine macular, patchy, morbilliform rash over 1%-20% of their body that peaked one day after infusion and disappeared without intervention between days two and four after infusion. No serious adverse events were encountered. On review by an independent data and safety monitoring board, no safety concerns were noted.

		Difference						Difference
Instruments Factor or	Treatment	from baseline						from baseline
behavior	(days)	(mean ± SD)	95% CI	d	N	P	P	(mean ± SD)	95% CI	d	N	P	p
Primary outcomes ADOS-2 Comparison	45	-1.6 ± 0.55	-2.3 to -0.9	2.9	5	0.0028	0.038	-0.4 ± 0.55	-1.1 to + 0.28	0.7	5	0.18	0.16
Raw	45	-4.6 ± 1.9	-7.0. to -2.2	2.4	5	0.0062	0.039	-0.4 ± 1.8	-2.7 to +1.9	0.22	5	0.65	0.58
Social	45	-3.2 ± 1.9	-5.6 to -0.8	2.4	5	0.020	0.043	0.0 ± 1.7	-2.2 to +2.2	0	5	0.99	0.71
Rest/Rep	45	-1.4 ± 0.89	-2.5 to -0.29	1.6	5	0.025	0.059	-0.4 ± 2.1	-3.0 to +2.2	0.19	5	0.69	0.58
EOWPVT Vocabulary	45	-4.2 ± -8.3	-14.50 to +6.1	-0.51	5	0.32	0.50	+2.0 ± 4.6	-3.8 to +7.8	0.43	5	0.39	0.50
Secondary Outcomes ABC Stereotypy	7	36 ± 2.1	-6.2 to -1.0	1.7	5	0.018	0.043	+0.4 ± 1.9	-2.0 to +2.5	-0.21	5	0.67	0.68
Stereotypy	45	-4.0 ± 2.3	-6.9 to -1.1	1.7	5	0.019	0.042	+1.0 ± 4.3	4.3 to +6.3	-0.23	5	0.63	0.69
ATEC Total	7	-10 ± 7.7	-20 to -0.46	1.3	5	0.044	0.043	+7.2 ± 14	-10 to +25	-0.51	5	0.32	0.35
Language	7	-2.2 ± 1.5	-4.0 to -0.36	1.4	5	0.021	0.059	0.0 ± 4.1	-5.0 to +5.0	0	5	0.99	0.89
Sociability	7	-3.6 ± 2.6	-6.8 to -0.36	1.4	5	0.025	0.063	-0.8 ± 2.8	4.3 to +2.6	0.29	5	0.55	0.58
Language	45	-2.0 ± 1.4	-2.7 to -0.49	1.4	5	0.034	0.059	-0.2 ± 2.9	-3.8 to +3.4	0.07	5	0.88	0.79
CGI Overall ASD	45	-1.8 ± 1.04	-3.4 to -0.15	1.7	5	0.05	n/a	0.0 ± 0.34	-0.55 to +0.55	0	5	0.99	n/a
E. Language	45	-2.0 ± 1.04	-3.6 to -0.35	1.9	5	0.01	n/a	0.0 ± 0.34	-0.55 to +0.55	0	5	0.99	n/a
Social Inter.	45	-2.0 ± 1.04	-3.6 to -0.35	1.9	5	0.01	n/a	0.0 ± 0.34	-0.55 to +0.55	0	5	0.99	n/a
RBQ Total	45	-3.2 ± 5.8	-10.4 to +4.0	0.55	5	0.28	0.22	-0.8 ± 3.3	-4.9 to 3.3	0.24	5	0.62	0.47

ADOS-2, autism diagnostic observation schedule, 2nd edition; EOWPVT, Expressive One-Word Picture Vocabulary Test; ABC, aberrant behavior checklist; ATEC, autism treatment evaluation checklist; CGI, clinical global impression survey; RBQ, repetitive behavior questionnaire; Restr/Rep, restricted or repetitive behaviors; Overall ASD Sx, overall ASD symptoms; E. Language, expressive language; Social Inter., social interaction. Analysis. ADOS, EOWPVT, ABC, ATEC, and RBQ scores were analyzed by paired analysis before and after treatment using each subject as their own control. CGI was analyzed by two-way ANOVA (symptom x time before and after treatment) with post hoc correction. Nonparametric P values were not calculated (n/a). Interpretation. ADOS, ABC, ATEC, CGI, and RBQ are severity score; negative differences from baseline reflect decreased severity, that is, improvement. EOWPVT is a performance score; negative differences reflect a decrease.

(1)	A positive Cohen’s d reflects improvement, and a negative d reflects a decrease by convention. Cohen’s d is likely an overestimate of the actual treatment effect based on the large mean differences and small standard deviations found before and after treatment in this small study.
(2)	p value from parametric paired t-test analysis.

(3)	p value from nonparametric paired Wilcoxon signed-rank sum analysis.

Parents reported that, after suramin treatment, the rate of language, social, behavioral, and developmental improvements increased over three weeks, then gradually decreased toward baseline over the next three weeks. ADOS-2 comparison scores at six weeks improved by an average of -1.6 +/- 0.55 points (mean +/- SD; n= 5; 95% CI= -2.3 to -0.9; Cohen’s d = 2.9; P = 0.0028) (note: lower score associated with less concern). The mean ADOS comparison score in the suramin-treated group was 8.6 +/- 0.4 at baseline and 7.0 +/- 0.3 at six weeks. An improvement in ABC, Autism Treatment Evaluation Checklist, and Clinical Global Impression of Improvement scores was also noted among boys who received suramin.

PAX-102 (intranasal suramin)

PAX-102, a proprietary intranasal formulation of suramin, is also being developed for neurologic indications. The rationale for this program is the potential to better target the suramin molecule to the CNS, which may potentially allow us to deliver similar potency to that achieved using PAX-101 and reduce the dose needed and improve the tolerability profile of the drug, ultimately offering patients a more convenient delivery system versus intravenous infusion. We have developed a proprietary intranasal formulation, and based on our in vitro nasal membrane permeation studies using the cultured EpiAirway (Mattek) membrane model, as well as more targeted CNS delivery in vivo, we believe our intranasal formulation has the potential to demonstrate rapid and efficient uptake across the nasal membrane. We expect to move forward towards an Investigational New Drug application (an “IND”) on PAX-102 pending further funding or partnerships.

Suramin is not orally bioavailable and has historically been administered intravenously and at very high doses separated by a few days between infusions. Suramin intravenously administered in high doses for treatment and eradication of the parasite that causes East African HAT can cause significant side effects, including rash, nausea, vomiting, diarrhea, abdominal pain, and a feeling of general discomfort. Other side effects include skin sensations such as crawling or tingling sensations, tenderness of the palms and soles, numbness of the extremities, watery eyes, and photophobia. In addition, when administered in high doses or as a continuous infusion, suramin has been shown to cause nephrotoxicity and peripheral neuropathy. Regarding pharmacokinetics, suramin is approximately 99-98% protein bound in the serum and has a half-life of 41-78 days, with an average of 50 days. Also, it is not extensively metabolized and is eliminated by the kidneys.

Despite strong early results from early animal and human studies, we believe more research is needed to provide safe and effective delivery of APTs, such as suramin, for treating neurologic conditions. We believe it may be necessary to deliver appropriate levels of the drug in brain tissue while also minimizing blood and other tissue levels. While it is difficult to deliver drugs across the blood-brain barrier (the “BBB”), which is a natural protective mechanism of most mammals, including humans, such delivery is even more challenging for higher molecular weight compounds, such as suramin. A possible route to maximize delivery across the BBB is to use intranasal delivery to provide higher levels of a drug to the upper nasal mucosa to allow for nose-to-brain transport along the olfactory and trigeminal nerves. We believe our proprietary intranasal formulations and methods of delivering suramin to mammals have been shown, in in-vivo preclinical studies, to deliver suramin to the brain in ways that may reduce systemic exposure, and our development plan calls for clinical trials to test this potential for reduced systemic exposure in humans.

The PAX-101 and PAX-102 development programs in neurologic disorders may be filed with the FDA as a supplement to the initial 505(b)(2) NDA, assuming PAX-101 is approved for the treatment of East African HAT. As discussed in more detail below, a 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing or previously approved product, or published literature, in support of its application. 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Using a 505(b)(2) NDA, we expect to reduce the cost, time and risk that would otherwise be associated with bringing these programs to market. See “The 505(b)(2) NDA Regulatory Pathway” below for more information.

Early Program in Selective APTs

In addition to the PAX-101 and PAX-102 development programs, we have begun an early discovery program targeting the development of highly selective APTs. We have identified multiple compounds that are selective for certain purinergic receptor subtypes and have engaged in preclinical work with these compounds in an animal model of ASD. We expect to complete additional preclinical work and open an IND with respect to one or more of these compounds in 2023 or 2024. In the future, we intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical companies, related to these APTs.

Our Markets

Market for ASD

According to the U.S. Center for Disease Control and Prevention (the “CDC”), ASD affects between 1% and 2% of the world’s population, including more than 3.5 million people in the United States. Prevalence of autism in eight-year-old U.S. children increased by approximately 243% from 2000 (1 in 150) to 2018 (1 in 44). Autism is the fastest-growing developmental disability, and the annual cost of autism services to U.S. citizens was an estimated $236 to $262 billion in 2016.

No pharmacological therapies exist for the treatment of the core symptoms of ASD, such as lethargy/social withdrawal, stereotypy, or repetitive or ritualistic behaviors, and inappropriate speech. Pharmacological therapies that have been approved to date, such as aripiprazole and risperidone, only treat the non-core symptom of irritability associated with ASD. There are also a number of new therapies for ASD in development by small and large companies with variable levels of clinical data, although none has proven efficacy and safety in large, randomized and controlled trials.

The global ASD therapeutics market size was valued at $3.3 billion in 2018, and is expected to reach $4.6 billion by 2026, according to a research report by Fortune Business Insights. We believe a drug that can demonstrate strong safety and efficacy in the treatment of the core symptoms of ASD would generate strong market demand because there are no comprehensive treatment options available to address these important aspects of this condition.

Market for ME/CFS and LCS

It has been estimated by the UK Office of Health Statistics that 13.7% of those who have been confirmed as having been infected with COVID-19 suffer from continuing neurologic symptoms that persist for more than 12 weeks after the viral infection has passed. Some of these LCS symptoms, including fatigue, “brain fog,” pain, sleep disturbances, headaches, anxiety and depression, can become debilitating and recent headlines in the United States and Europe indicate that the population suffering from LCS presents a potential public health crisis that will extend beyond the current COVID-19 pandemic.

Prior to the COVID-19 pandemic, little attention had been paid to a potentially related post-acute infection disorder known as ME/CFS which, in light of the recent observation and identification of LCS, has received renewed interest in the medical and patient advocacy community. Like LCS, ME/CFS sufferers have nearly identical physical symptoms which in extreme cases have been documented to last for years, resulting in affected individuals becoming house-, if not bed-bound. Suicidality is also a common concern of clinicians who care for these patients. The cause of ME/CFS is unknown but research points to the possibility that many cases of ME/CFS resulted from a prior viral infection, which may or may not have had overt physical symptoms at the time, and an immune response to this infection that continues to induce an inflammatory response, despite the lack of any virus or similar infectious invader. Although some ME/CFS sufferers can and do tolerate some ME/CFS symptoms, many seek help through various unproven diets, supplements and prescription drugs. In some cases, complex spinal fusion therapy has been shown to be beneficial for ME/CFS patients whose symptoms may be related to recovery from physical trauma.

There is significant opportunity within the global ME/CFS market. ME/CFS can cause significant impairment and disabilities that have negative economic consequences at both the individual and the societal level. At least one-quarter of ME/CFS patients are house- or bed-bound at some point in their lives. The direct and indirect economic costs of ME/CFS to society have been estimated at $17 to $24 billion annually, $9.1 billion of which has been attributed to lost household and labor force productivity.

The size of the market for LCS is not known. In January 2021, the World Health Organization (the “WHO”) revised its guidelines for COVID-19 treatment to include a recommendation that all patients should have access to follow-up care in case of LCS. As noted above, the UK Office of National Statistics performed a study in over 20,000 patients who tested positive for COVID-19 since April 2020 and found that 13.7% still reported having COVID-19 symptoms after at least 12 weeks. On February 23, 2021, the US National Institutes of Health announced that it would spend $1.15 billion over four years on research on LCS.

Market for East African HAT

The market for using PAX-101 to treat East African HAT is expected to be largely restricted to Sub-Saharan Africa, where suramin is already in use for Stage 1 East African HAT. Further, we may donate product for use in this indication to the WHO, either as a replacement for current limited supplies or as a supplementary source of suramin, if the WHO requests us to do so. If we obtain a U.S. approval for PAX-101 to be used in the treatment of East African HAT, we could potentially qualify to earn a tropical disease PRV from the FDA, which we would intend to monetize to raise funds to support the later-stage development and commercialization of PAX-101 and PAX-102 in the treatment of ASD, ME/CFS and LCS. The estimated total cost to gain FDA approval, if any, for the HAT indication and qualify for the PRV is estimated to be between $8.0 to $10.0 million, with some portion of these expenses shared across our pipeline indications and formulations programs that would extend beyond the initial HAT approval, if any. There can be no assurance that we will receive a PRV, and even if we do obtain a PRV, there can be no assurance that we will receive sufficient funds from its sale to fund the clinical and commercial development of our drug candidates. If we are unable to obtain a PRV, or if the amount we obtain from its sale is insufficient to fund our operations, we may be required to fund the later-stage development and commercialization of PAX-101 and PAX-102 in the treatment of ASD, ME/CFS and LCS through sales of our equity or debt securities, strategic collaborations with third parties or other similar transactions.

Manufacturing Activities

The synthesis of PAX-101 is a complex multi-step process and involves a global supply chain. We do not own or operate manufacturing facilities for the production of PAX-101, nor do we have plans to develop our own manufacturing facility for clinical or commercial manufacture of PAX-101 in the foreseeable future. We depend on third-party Contract Manufacturers (“CMOs”) and Contract Laboratories (“CLOs”) to manufacture and test all our critical intermediates, as well as our active pharmaceutical ingredients. We will utilize clinical service organizations to package, label and distribute clinical trial quantities of PAX-101. In 2019 and 2020, we entered into multiple agreements with CMOs for the development and cGMP- compliant production of suramin for use in our clinical trials and to support the future commercial supply chain of PAX-101. Pursuant to these agreements, we have paid upfront fees to our CMOs and will be required to make additional payments upon various milestones throughout the project.

There is no readily available source of suramin for use in clinical trials in the United States. There is currently one manufacturer of suramin, Bayer, which does not manufacture suramin on a regular basis and, when it does, generally only manufactures small quantities in response to outbreaks of HAT. We have engaged two independent contract development manufacturing organizations to develop, validate and scale our supply chain for suramin and the shelf stable drug product that is ultimately distributed to pharmacies. We have completed the necessary steps to begin producing suramin in early 2022 and began the final development phase in April 2022, including the production and final release testing process, that will produce suramin for both clinical and registrational purposes. We have produced suramin API and delivered initial batches for animal testing and we anticipate delivering suramin API for final drug product development in the second quarter of 2023. Development, validation and scaling of the final drug product manufacturing and release process is expected to be initiated in the third quarter of 2023 and drug product is expected to be placed in stability testing immediately following Quality Control release. We estimate expenses required to complete these activities to be between $2.5 million and $2.8 million. We continue to explore alternative manufacturing sources and partnerships in an effort to ensure that we will have an uninterrupted supply chain and maintain sufficient manufacturing capacity in order to meet potential demand for any of our product candidates. We plan to work with our CMOs to establish and safeguard our supply chain for any products we successfully develop. We cannot guarantee, however, that our efforts to develop and maintain such an uninterrupted supply chain will be successful and, until we have a reliable supply, our clinical trial progress will continue to be delayed, including delaying our NDA filing for the HAT indication until we have sufficient supply. Unless and until we can complete the NDA for the HAT indication, we will not be eligible for a priority review voucher.

To comply with FDA requirements for approval of our pharmaceutical products, we will audit all of our CMOs and CLOs to ensure they are compliant with cGMP, including with respect to their document control procedures, manufacturing facilities, environment, and equipment, quality control procedures, quality assurance procedures, and personnel management policies (together, “Quality Systems”). These Quality Systems must be qualified and approved by the FDA prior to approval and release of product on an ongoing basis.

Sales and Marketing

We currently have no marketing, sales or distribution capabilities. In order to market and sell products that are approved for commercial sale, we must either develop our own sales, marketing and distribution infrastructure or collaborate with third parties that have such commercial infrastructure and relevant marketing and sales experience. We will consider the merits of developing our own sales, marketing and distribution infrastructure for the U.S. market. If we elect to develop our own sales and marketing organization, we do not intend to begin to hire sales and marketing personnel unless and until any of our product candidates are in Phase 3 clinical trials or closer to NDA submission, and we do not intend to establish our own sales organization in the United States unless and until shortly prior to FDA approval of PAX-101 or any of our other product candidates for neurologic indications. We do not intend to establish a sales organization for selling PAX-101 as a treatment for East African HAT in any market. Therefore, at the time of our anticipated commercial launch of PAX-101, assuming regulatory approval of the drug by the FDA for neurologic indications, any sales and marketing team, if we decide to have one, will have worked together for only a limited period of time.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Many of these competitors have far greater human and financial resources and may have product candidates in more advanced stages of development. Furthermore, these competitors’ products will likely reach the market before our product candidates. Competitors may also develop products that are more effective or safe, less expensive or that have better tolerability or provide for more convenient administration. Although we believe that our intellectual property, experience and knowledge in our areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunities.

Competition for PAX-101 in ASD

There is currently no known cure for ASD, and no FDA approved medication to treat the core symptoms of ASD. We are aware, however, of several companies that are working to develop drugs that might compete against our product candidates. Our current and potential competitors in ASD include CureMark LLC, which is in Phase 3 studies for CM-AT for ASD, Yamo Pharmaceuticals, which is in Phase 2 studies for LI-79 for ASD, GW Pharmaceuticals, which is in Phase 2 studies for Cannabidivarin for ASD, Zynerba Pharmaceuticals, which is in Phase 2 studies for CBD gel for ASD, QBioMed, which is developing a preclinical asset called QBM-001 for rare pediatric nonverbal ASD, Kuzani Therapeutics, Inc., which has announced that it is in clinical development for the treatment of the core symptoms of ASD in children, and Axial Therapeutics, which is in Phase 2 studies for AB-2004 for irritability in ASD. There are two treatments that have been approved by FDA to treat the non-core symptom of irritability in ASD: Risperdal® (risperidone) and Abilify® (aripiprazole). Both risperidone and aripiprazole are generic medications. For more information relating to competition risks, please see the risk factor with the heading “We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.”

Competition for PAX-101 in East African HAT

We are not aware of any active development plans by any other companies to slow the progression of, or cure, East African HAT.

Competition for PAX-101 in ME/CFS and LCS

For treatment of ME/CFS, AIM ImmunoTech has an approval for rintatolimod in Argentina, and is in development for the drug in the US. For LCS, Tonix Pharmaceuticals is in Phase 2 studies for TNX-102 SL.

Research and Development

We spent approximately $1.7 million and $2.2 million during the fiscal years ended December 31, 2022 and 2021, respectively, on research and development activities, which activities have been undertaken by our CROs and other third-party vendors. These expenses include cash and non-cash expenses related to the development of our clinical and pre-clinical programs. From time to time, as needed, we will employ consultants to support our various business and research and development activities.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for product candidates and any of our future product candidates, novel discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing on or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, regulatory and marketing exclusivity such as orphan drug exclusivity, and potential in-licensing opportunities to develop and maintain our proprietary position.

As of December 31, 2022, we own rights to at least four families of patent applications (discussed further in the following three paragraphs). Our patent applications related to our product development candidates currently in development are projected to expire no earlier than 2039, not including any patent term adjustments, patent term extensions, supplementary protection certificates, or other term extensions that might be available in a particular jurisdiction. We also plan to file further patent applications covering our technology and products. Additionally, we own the exclusive rights to patient data in certain East African hospitals that is necessary for our HAT NDA filing.

On May 2, 2020 we filed PCT international patent Application No. PCT/US2020/031217 entitled Compositions and Methods for Treating Central Nervous System Disorders. This application claims priority to US Provisional Patent Application Serial No. 62/858,621, filed on June 7, 2019. The PCT application published as WO 2020/247127 on December 10, 2020. The PCT patent application relates to compositions and methods for treating cognitive, social, or behavioral disabilities, and neurodevelopmental disorders. These disabilities and disorders include, ASD and other central nervous system disorders such as fragile X syndrome (FXS), fragile X-associated tremor/ataxia syndrome (FXTAS), chronic fatigue syndrome (CFS), and post-traumatic stress syndrome (PTSD). The patent application also includes further embodiments of ASD selected from autistic disorder, childhood disintegrative disorder, PDD-NOS, and Asperger syndrome. This patent application also relates to compositions for delivering a therapeutically effective amount of an APT, for example suramin, and pharmaceutically acceptable salts, esters, solvates, and prodrugs of these agents. In some embodiments, the APT is delivered by intranasal administration. All designated states (all PCT treaty member countries) were selected upon filing of the PCT patent application. National stage applications have been filed in the United States, Canada, Israel, and Japan. We also intend to file national stage applications in Australia and China, and a regional stage application with the European Patent Office prior to the final deadlines for doing so.

On October 20, 2021 we filed two PCT international patent applications. The first of these two PCT patent applications is PCT international patent Application No. PCT/US2021/55908 which is entitled Intranasal Administration of Suramin for Treating Nervous System Disorders. This application claims priority to US Provisional Patent Application Serial No. 63/104,350, filed on October 22, 2020. This PCT patent application relates to methods and compositions for the intranasal administration of suramin for treating cognitive, social, or behavioral disabilities, and neurodevelopmental disorders. The second of these two PCT patent applications is PCT international patent Application No. PCT/US2021/55911 which is entitled Administration of Antipurinergic Compositions for Treating Nervous System Disorders. This application claims priority to US Provisional Patent Application Serial No. 63/104,357, filed on October 22, 2020. This PCT patent application relates to methods and compositions for the administration of antipurinergic compositions for treating cognitive, social, or behavioral disabilities, and neurodevelopmental disorders. These two PCT patent applications have not yet published, because PCT patent applications generally publish 18 months from the earliest priority date, which in this instance would be after April 22, 2022. All designated states (all PCT treaty member countries) were selected upon filing of these two PCT patent applications. Various national phase patent applications have not yet been filed, because the 30- month national stage filing deadline for doing so is not until April 22, 2023. As part of our intellectual property strategy, we intend to file U.S. nonprovisional and foreign national and regional stage applications of these two PCT applications in due course.

On August 23, 2021, we filed a US provisional patent application relating to methods for treating nervous systems disorders with antipurinergic agents. The application relates to further aspects of our work for the administration of the antipurinergic agents based on pharmaco-kinetic/pharmaco-dynamic parameters and other learnings from our pre-clinical and clinical work. US provisional patent applications do not publish, but expire one year from the filing date, by which any US nonprovisional, PCT international, and/or foreign patent applications claiming priority to the provisional patent application would have to be filed. As part of our intellectual property strategy, we intend to file a PCT international application and U.S. nonprovisional, and foreign national and regional stage applications in due course.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to our products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our products or product candidates.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained.

Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the USPTO in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by- product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our products or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

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

We are also aware of PCT international patent application PCT/US2018/017200, titled “Antipurinergic Compounds and Uses thereof,” which lists CSP Pharma, Inc. as Applicant, filed on February 7, 2018, published as WO 2018/148262 on August 16, 2018, and claiming priority to U.S. provisional patent application no. 62/456,438, filed on February 8, 2017. The patent application describes compositions and methods for treating neurodevelopmental disorders. The compositions contain an APT, such as suramin, and a carrier formulated for non-intravenous administration. The neurodevelopmental disorders include ASD. From publicly available databases, we are aware that a national phase application of this PCT patent application, U.S. application Serial No. 16/484,284 was filed in the United States. However, the US Patent Office issued a Notice of Abandonment on August 12, 2021 for applicant’s failure to respond to the office action of January 14, 2021. No further child applications are listed as pending.

We are also aware of PCT international patent application PCT/US2017/041932, titled “Diagnostic and Methods of Treatment for Chronic Fatigue Syndrome and Autism Spectrum Disorders,” which lists The Regents of the University of California as Applicant, filed on July 13, 2017, published as WO 2018/013811 on January 18, 2018, and claiming priority to U.S. provisional patent application nos. 62/ 464,369, filed on February 27, 2017 and 62/362,564, filed on July 14, 2016. The patent application describes biomarkers for diagnosing and predicting the development of chronic fatigue syndrome and methods of treating a mitochondrial disease or disorder, such as ASD, by administering an effective amount of an APT, such as suramin. Publicly available databases show no pending national or regional phase patent applications.

Because national phase applications of PCT/US2018/017674 are still pending at least in the United States and China, it is not certain if any patents will ultimately issue from these applications nor is it possible to predict the resultant claim scope of any such issued patent. We will continue to monitor the prosecution of these patent applications from publicly available documents.

License Agreements

On October 10, 2018 and November 9, 2018, we obtained the rights to worldwide, exclusive licenses to the patient data from the Ministry of Health, Republic of Malawi (the “Malawi License Agreement”) and Lwala Hospital (Soroti, Uganda) (the “Lwala License Agreement”), respectively, in connection with the treatment of East African HAT patients.

Under each of the Malawi License Agreement and the Lwala License Agreement (collectively, the “License Agreements”), we obtained an exclusive worldwide license to the medical data and information (in the form of patient medical files) related to patients who have been diagnosed with and/or treated for East African HAT. We intend to use these data to support our PAX-101 regulatory filings in the United States and Europe for the treatment of Stage 1 East African HAT. Pursuant to each of the License Agreements, we pay a fee to each licensor for its services in facilitating our access to, and analysis of, these data and we are obligated to make additional payments in the future based on the level of each licensor’s participation. As of September 30, 2022, we have paid an aggregate of $7,375 under the License Agreements. Each of the License Agreements has an indefinite term, but may be terminated by each party thereto upon material breach of the other party, if such breach is not remedied by the breaching party within 30 days after being given notice of such breach by the non-breaching party. We anticipate that we will pay a total of approximately $50,000 during the life of the Malawi License Agreement, and a total of approximately $50,000 during the life of the Lwala License Agreement.

Governmental Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The pharmaceutical drug product candidates that we develop or acquire must be approved by the FDA before they may be marketed and distributed in the United States.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA and related enforcement activity could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;
●	Submission to the FDA of an IND, which must become effective before human clinical studies may begin;
●	Performance of adequate and well-controlled human clinical studies according to the FDA’s GCP, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;
●	Submission to the FDA of an NDA for a new pharmaceutical product;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;
●	Potential FDA audit of the preclinical and clinical study sites that generated the data in support of the NDA; and
●	FDA review and approval of the NDA.s

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals, and continued compliance is inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. These early proof-of-principle studies are done using sound scientific procedures and thorough documentation. The conduct of the single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements including good laboratory practices. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30-day review period, either the FDA places the IND on clinical hold or the sponsor withdraws the application. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies for various reasons. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such clinical study.

Clinical studies involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP. Further, each clinical study must be reviewed and approved by an independent IRB at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

Phase 1: The pharmaceutical product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients, with a goal of characterizing the safety profile of the drug and establishing a maximum tolerable dose (“MTD”).

Phase 2: With the maximum tolerable dose established in a Phase 1 trial, the pharmaceutical product is evaluated in a limited patient population at the MTD to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases, to determine dosage tolerance, optimal dosage and dosing schedule and to identify patient populations with specific characteristics where the pharmaceutical product may be more effective.

Phase 3: Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. The studies must be well controlled and usually include a control arm for comparison. One or two Phase 3 studies are usually required by the FDA for an NDA approval, depending on the disease severity and other available treatment options. In some instances, an NDA approval may be obtained based on Phase 2 clinical data with the understanding that the approved drug can be sold subject to a confirmatory trial to be conducted post-approval.

Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are often used to gain additional experience from the treatment of patients in the intended therapeutic indication. The FDA also may require Phase 4 studies, Risk Evaluation and Mitigation Strategies (“REMS”) and post-marketing surveillance, among other things, to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies may complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees. A waiver of such fees may be obtained under certain limited circumstances.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has 10 months after the 60-day filing date in which to complete its initial review of a standard review NDA and respond to the applicant, and six months after the 60-day filing date for a priority review NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

After the NDA submission is accepted for filing, the FDA reviews the NDA application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel pharmaceutical products or pharmaceutical products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the pharmaceutical product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the pharmaceutical product. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites as well as the site where the pharmaceutical product is manufactured to assure compliance with GCP and cGMP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. In addition, the FDA will require the review and approval of product labeling.

The NDA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess pharmaceutical product safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

The 505(b)(2) NDA Regulatory Pathway

Most drug products obtain FDA marketing approval pursuant to a full Section 505(b)(1) NDA or an ANDA. A third alternative is a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use, such as the FDA’s findings of safety and/or effectiveness for a similar previously approved product, or published literature, in support of its application.

505(b)(2) NDAs often provide a path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Expedited Development and Review Programs

The FDA has various programs intended to expedite or facilitate the process for developing and reviewing new pharmaceutical products that meet certain criteria. For example, new pharmaceutical products are eligible for fast track designation if they are intended to treat a serious condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, if the FDA determines that the schedule is acceptable and if the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for market, including a fast track program, may also be eligible for other FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it is intended to treat a serious condition and it offers a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new pharmaceutical product designated for priority review in an effort to facilitate the review. Additionally, accelerated approval may be available for a product intended to treat a serious condition that provides meaningful therapeutic benefit over existing treatments, which means the product may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint. As a condition of accelerated approval, the FDA may require the sponsor to perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires pre-approval of promotional materials for products receiving accelerated approval, which could impact the timing of the commercial launch of the product. fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any pharmaceutical products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, cGMP compliance, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, actions by the U.S. Department of Justice and/or U.S. Department of Health and Human Services’ Office of Inspector General, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available pharmaceutical products for off-label uses, manufacturers may not directly or indirectly market or promote such off-label uses.

We expect to rely on third parties for the production of clinical and commercial quantities of our products. Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The Priority Review Voucher Program

The FD&C Act section 524, authorizes FDA to award priority review vouchers (PRVs) to sponsors of approved tropical disease product applications that meet certain criteria. In July 2020, the FDA updated its guidance providing information on the implementation of section 524 of the FD&C Act — Tropical Disease Priority Review Vouchers Guidance for Industry.

To qualify for a PRV, a sponsor’s application must be for a drug or biological product for the prevention or treatment of a “tropical disease,” must otherwise qualify for priority review, and must contain no active ingredient (including any salt or ester of an active ingredient) that has been approved in any other application under section 505(b)(1) of the FD&C Act or section 351 of the Public Health Services Act.

While the FDA aims to complete a standard review in about 10 months, a PRV may result in the acceleration of review and approval of a product candidate by up to four months. However, despite the issuance of a PRV, the FDA is not obligated to, and may not, accelerate the timing of a review.

The Food and Drug Administration Reauthorization Act of 2017 made changes to the eligibility criteria for receipt of a tropical disease priority review voucher. Applications submitted after September 30, 2017 must also contain reports of one or more new clinical investigations (other than bioavailability studies) that are essential to the approval of the application and conducted or sponsored by the sponsor. In addition, the applicant must provide in the application an attestation that such report(s) were not submitted as part of an application for marketing approval or licensure by a regulatory authority in India, Brazil, Thailand, or any country that is a member of the Pharmaceutical Inspection Convention or the Pharmaceutical Inspection Cooperation Scheme prior to September 27, 2007.

Once the sponsor obtains a PRV, the voucher can be used to obtain priority review designation for a subsequent application that does not itself qualify for priority review as described in the guidance.

HAT is on FDA’s current list of tropical diseases. We are not aware of any clinical trial activity in East African HAT, other than the activities we are conducting.

Exclusivity

Under various statutes, products approved by FDA may qualify for market exclusivity. For example, orphan drug exclusivity prevents, with some exceptions, FDA approval for seven years of another product with the same active moiety for the same rare disease. Hatch-Waxman exclusivity provides new chemical entities five years of protection against FDA approval of ANDAs relying on the application of the new chemical entity. Under another form of Hatch-Waxman exclusivity, products that are not new chemical entities may obtain three years of exclusivity against approval of ANDAs relying on the application of that product.

While we anticipate that we will be eligible to be awarded FDA market exclusivity for each program that we bring to market, there can be no certainty that any of our products will be eligible for or obtain any form of FDA exclusivity.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we may obtain regulatory approval. In the United States and in markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government payers such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the pharmaceutical product. Third-party payers may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not, and frequently does not include all of the FDA- approved pharmaceutical products for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. A payer’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, in the United States there is a growing emphasis on comparative effectiveness research, both by private payers and by government agencies. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our pharmaceutical product candidates may not be considered medically necessary or cost-effective. To the extent other drugs or therapies are found to be more effective than our products, payers may elect to cover such therapies in lieu of our products and/or reimburse our products at a lower rate.

The marketability of any pharmaceutical product candidates for which we may receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third- party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we may receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

International Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we must obtain approval of a drug by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future drugs.

Employees and Human Capital

As of December 31, 2022, we had three full-time employees and two part-time employees. Each of these employees is located in the United States.

We are subject to local labor laws and regulations with respect to our employees in the jurisdictions in which they are employed. These laws principally concern matters such as paid annual vacation, paid sick days, length of the workday and work week, minimum wages, pay for overtime, and insurance for workers’ compensation.

Our employees are not represented by a labor union, and it is our understanding that our relations with our employees are satisfactory.

Our values – high performance, compliance, integrity and collaboration – are built on the foundation that our people and the way we treat one another promote creativity, innovation and productivity, which spur the Company’s success. Providing market competitive pay and benefit programs, opportunities to participate in the success they help create, we create a culture in which all colleagues have the opportunity to thrive.

Item 1A. Risk FactorS.

Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those described below, each of which may be relevant to an investment decision. You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K, including our financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” before deciding to invest in our common stock. The realization of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations and growth, and our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline, and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market value of our common stock.

Summary of Risk Factors

Our business and an investment in our company is subject to numerous risks, many of which are discussed in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K. Some of these risks include:

●	We are an early clinical stage pharmaceutical company with a limited operating history.
●	We have never generated revenue from operations, are unlikely to generate revenues for several years, and our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern. We may never become profitable or, if we achieve profitability, be able to sustain profitability.
●	We need to raise additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	Future sales of shares by existing stockholders or us could cause our stock price to decline.

●	The sale of our common stock through our Lincoln Park Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline. Moreover, the terms of the Lincoln Park Purchase Agreement limit the amount of shares of common stock we may issue to Lincoln Park, which may require us to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.
●	Our independent auditor’s report for the fiscal year ended December 31, 2022 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
●	We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
●	Our research and development are primarily focused on the drug suramin, leaving us subject to the risk of a lack of diversity in the active pharmaceutical ingredients we utilize in our business. We do not know whether we will be successful in our efforts to build a pipeline of product candidates or if we will be able to develop any products of commercial value.
●	We currently do not have quantities of suramin sufficient to support all of our clinical trial needs and we will need to manufacture additional suramin in order to satisfy those needs.
●	We cannot be certain that PAX-101 or any other product candidates that we may develop or acquire will receive regulatory approval, and without regulatory approval we will not be able to market any of our product candidates. Any delay in the regulatory review or approval of any of our product candidates will materially or adversely harm our business.
●	Even if we obtain regulatory approval for our product candidates, if we are unable to successfully commercialize our products, it will limit our ability to generate revenue and will materially adversely affect our business, financial condition and results of operations.

●	We have received deficiency letters from Nasdaq relating to non-compliance with Nasdaq’s continued listing requirements. Our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.
●	While we believe we may be eligible to receive a tropical disease PRV for the use of PAX-101 for the treatment of HAT, there is a risk that we will not receive such PRV, which would require us to find alternative sources of funding for our later stage clinical programs.
●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
●	PAX-101 and our other product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	Clinical and preclinical drug development is a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, which may prevent us from being able to complete clinical trials.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.
●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Since certain of our directors and officers are employed by and/or consult for other companies, their other activities could compete for time on, or create conflicts of interest with, our activities.
●	We face risks related to health pandemics, epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks Related to Our Financial Position and Need for Capital

Our independent auditor’s report for the fiscal year ended December 31, 2022 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the year ended December 31, 2022, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to preclinical development and the clinical trials for our drug candidates. We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We have incurred recurring losses since inception and have an accumulated deficit of approximately $33.7 million as of December 31, 2022, which recurring losses have raised substantial doubt regarding our ability to continue as a going concern.

We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, regulatory clearances, strategic alliances, the development of our administrative organization, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2022, we had $1.9 million of cash and cash equivalents. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing, research and development activities and costs to comply with the requirements of being a public company operating are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

We need to raise additional capital to fund our operations, which may not be available on acceptable terms, if at all.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. We need to raise significant additional capital to continue to fund the clinical trials for PAX-101, and our other product candidates. We will likely seek to sell common equity, including pursuant to the Lincoln Park Purchase Agreement (as defined below), preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, the sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations, fund raising capabilities or otherwise. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Future sales of shares by existing stockholders or us could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We may issue additional shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Specially, if and when we sell shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion, subject to compliance with applicable securities laws. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at prices that it might otherwise wish to effect such sales.

In addition, the 2023 Note provides that commencing August 6, 2023, we will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At our option, the monthly payment can be made in cash, shares of our common stock at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. If we were to make repayments in common stock or a combination of cash and stock, we would be required to issue a substantial amount of common stock at a discount to the trading price of our common stock.

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 12,035,592 shares of common stock outstanding as of December 31, 2022. Of these shares of our common stock, 1,545,454 shares sold in our initial public offering in 2022 and are freely tradable, without restriction, in the public market.  We registered up to 13,102,199 shares of common stock pursuant to the Lincoln Park Purchase Agreement and, if and when we sell shares to Lincoln Park thereunder, they will be freely tradeable pursuant to such registration statement.  We have also agreed with the holder of the 2023 Note to file a registration statement covering any shares we may issue upon conversion of such convertible note, which will also be freely tradeable upon registration and issuance. We have also registered 2,500,000 shares of our common stock underlying existing grants or grants that we may issue under our equity compensation plan.

Also, in general under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Exchange Act, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information.

Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

The sale of our common stock through our Lincoln Park Purchase Agreement and the issuance of common stock pursuant to the 2023 Note may cause substantial dilution to our existing stockholders, and such sales or issuances, or the anticipation of such sales or issuances, may cause the price of our common stock to decline. Moreover, the terms of the Lincoln Park Purchase Agreement limit the amount of shares of common stock we may issue to Lincoln Park, which may require us to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

On November 17, 2022, we entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, from time to time, we may cause Lincoln Park to purchase shares of our common stock. Although we have the right to control whether we sell any shares, if at all, under the Lincoln Park Purchase Agreement, and we generally have the right to control the timing and amount of any such sales, we are subject to certain restrictions, including those that limit the number of shares we may sell. In particular, with respect to the Lincoln Park Purchase Agreement, we may not sell more than 2,354,717 shares to Lincoln Park, which we refer to as the Exchange Cap, including the 198,974 shares of our common stock that we issued to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Lincoln Park Purchase Agreement (the “Commitment Shares”), unless we obtain stockholder approval to issue shares in excess of the Exchange Cap or the average price per share of shares issued to Lincoln Park equals or exceeds $1.55 (which represents the official closing price of our common stock on Nasdaq the day of signing of the Purchase Agreement) and we may not sell shares to Lincoln Park if it would result in Lincoln Park beneficially owning more than 9.99% of our then outstanding shares of common stock. Accordingly, we may not be able to utilize the Purchase Agreement to raise additional capital when, or in the amounts, we desire. If we cannot sell the full amount of the shares of common stock that Lincoln Park has committed to purchase because of these limitations, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

The 13,102,199 shares of common stock that may be resold into the public markets pursuant to the prospectus that is part of the registration statement on Form S-1 (File No. 333-268882) that the Company filed on December 19, 2022, which was declared effective by the SEC on December 27, 2022, represents approximately 108.9 % of the shares of common stock outstanding as of December 31, 2022. While we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park, additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Lincoln Park Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition, the 2023 Note provides that commencing August 6, 2023, we will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At our option, the monthly payment can be made in cash, shares of our common stock at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. If we were to make repayments in common stock or a combination of cash and stock, we would be required to issue a substantial amount of common stock at a discount to the trading price of our common stock.  We have also agreed with the holder of the 2023 Note to file a registration statement covering any shares we may issue upon conversion of such convertible note, which will also be freely tradeable upon registration and issuance.

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

There is no readily available source of suramin for use in clinical trials in the United States. There is currently one manufacturer of suramin, Bayer, which does not manufacture suramin on a regular basis and, when it does, generally only manufactures small quantities in response to outbreaks of HAT. We have engaged two independent contract development manufacturing organizations to develop, validate and scale our supply chain for suramin and the shelf stable drug product that is ultimately distributed to pharmacies. We have completed the necessary steps to begin producing suramin in early 2022 and began the final development phase in April 2022, including the production and final release testing process, that will produce suramin for both clinical and registrational purposes. However, this final development phase is expected to take a significant amount of time, and we cannot conduct our clinical trials until we have sufficient suramin supply.  We currently do not expect to have quantities of suramin sufficient to support submission of an NDA for PAX-101’s East African HAT indication until the fourth quarter of 2023.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, generally at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:

●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;
●	regulators or ethics committees/IRBs may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to ethics committees/IRBs for re-inspection due to changes in the regulatory environment;
●	the number of patients required for our clinical trials may be larger than we anticipate and recruitment of the target population may be more difficult than we anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate;
●	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;
●	we might have to suspend or terminate one or more of our clinical trials if we, the regulators or the ethics committees/IRBs determine that the participants are being exposed to unacceptable health risks;
●	regulators or ethics committees/IRBs may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
●	the cost of our clinical trials may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; and
●	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics. For example, suramin can cause significant side effects, including nausea, vomiting, diarrhea, abdominal pain, and a feeling of general discomfort. Other side effects include skin sensations such as crawling or tingling sensations, tenderness of the palms and soles, numbness of the extremities, watery eyes, and photophobia. In addition, nephrotoxicity is common, as is peripheral neuropathy when the drug is administered at high doses.

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

In addition, we will not be eligible to receive a PRV for PAX-101 for HAT until we submit our NDA for such indication, and we may experience delays in developing and maintaining an uninterrupted supply chain for suramin, which is necessary to support such submission. Without sufficient suramin supply we would not be eligible to receive a PRV and, if granted, monetize such PRV, which could result in the delays or abandonment of any potential development and commercialization of PAX-101 and PAX-102 in the treatment of HAT, ASD, ME/CFS and LCS.

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

Risks Related to Our Common Stock

We have received deficiency letters from Nasdaq relating to non-compliance with Nasdaq’s continued listing requirements. Our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

In December 2022, we received notice from Nasdaq notifying us that our minimum market value of listed securities (“MVLS”) was below the minimum of $35 million required for continued listing Nasdaq. We been provided an initial period of 180 calendar days, or until June 5, 2023, to regain compliance. If compliance in not achieved by June 5, 2023, we expect that Nasdaq would provide written notification that our securities are subject to delisting. We continue to monitor our MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel. There can be no assurance that we will be able to regain compliance with the Nasdaq minimum MVLS requirements or otherwise maintain compliance with the other Nasdaq listing requirements.

If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

The prices of our shares may be volatile, which could subject us to securities class action litigation and prevent you from being able to sell your shares at or above the price at which you purchased them.

This price at which you purchased your shares may vary from the market price of our common stock thereafter. You may be unable to sell your shares of common stock at or above the price at which you purchased them. The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

• actual or anticipated fluctuations in our quarterly or annual operating results;

• actual or anticipated changes in the pace of our corporate achievements or our growth rate relative to our competitors;

• failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

• issuance of new or updated research or reports by securities analysts;

• share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; additions or departures of key management or other personnel;

• disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

• announcement or expectation of additional debt or equity financing efforts;

• sales of our common stock by us, our insiders or our other stockholders;

• general economic, market or political conditions in the United States or elsewhere (including, without limitation, conditions arising out the COVID-19 pandemic). In particular, the market prices of early clinical-stage companies like ours have been highly volatile due to factors, including, but not limited to any delay or failure in a clinical trial for our product candidates or receive approval from the FDA and other regulatory agents;

• developments or disputes concerning our product’s intellectual property rights;

• our or our competitors’ technological innovations;

• fluctuations in the valuation of companies perceived by investors to be comparable to us;

• announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies or patents;

• failure to complete significant transactions or collaborate with vendors in manufacturing our product; and

• proposals for legislation that would place restrictions on the price of medical therapies.

Our officers, directors, and principal stockholder (which is an affiliate of our Executive Chairman) exercise significant control over our company, and will control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors, entities controlled by our officers and directors, and principal stockholders who beneficially own more than 5% of our common stock in the aggregate, and in particular, TardiMed, which is controlled by Michael Derby, our Executive Chairman, and which provides office space and important administrative services to us pursuant to that certain Rent and Administrative Services Agreement that we entered into with TardiMed in July 2020, which was amended in November 2020, have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation, as amended (our “Certificate of Incorporation”) and our amended and restated bylaws (our “Bylaws”). This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

We incur significant costs and devote substantial management time as a result of operating as a public company, which we expect to increase after we are no longer an “emerging growth company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS ACT we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure controls and procedures are critical to the operation of a public company. We are also at the early stages of establishing, and we may be unable to effectively establish such systems. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

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

In the course of preparing our financial statements for the year ended December 31, 2020 and the nine months ended September 30, 2022, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the Commission. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

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

Anti-takeover provisions contained in our Certificate of Incorporation and our Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

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

Our Certificate requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer or other employee of ours to the Company or our stockholders, creditors or other constituents;
●	any action asserting a claim against us or any director or officer of ours arising pursuant to, or a claim against us or any of our directors or officers, with respect to the interpretation or application of any provision of, the DGCL, our Certificate of Incorporation or Bylaws; or
●	any action asserting a claim governed by the internal affairs doctrine; provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any of the foregoing actions for lack of subject matter jurisdiction, any such action or actions may be brought in another state court sitting in the State of Delaware

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

Certain of our officers are not required to work exclusively for us. For example, Michael Derby, our Executive Chairman of the Board and Zachary Rome, our Chief Operating Officer and a director, are partners at TardiMed Sciences, LLC (“Tardimed”) and Stephen D. Sheldon, our Chief Financial Officer, is the Chief Executive Officer of Indochina Healthcare Co. Ltd. Pursuant to

the agreements we have entered into with these individuals, Messrs. Derby and Rome are obligated to devote only 20 hours per week to activities related to our Company. Therefore, it is possible that a conflict of interest with regard to an officer’s time may arise based on their other employment and/or business operations. As we progress, if the full-time services of these individuals are required and the current directors and officers cannot provide that level of commitment, we will need to identify suitable individuals who can dedicate such time to our Company. We can provide no assurance that we will be able to successfully identify and retain qualified candidates for these positions.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

We have three full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We face competition with respect to our current product candidates and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Our current and potential competitors in ASD include CureMark LLC, which is in Phase 3 studies for CM-AT for ASD, Yamo Pharmaceuticals, which is in Phase 2 studies for LI-79 for ASD, GW Pharmaceuticals, which is in Phase 2 studies for Cannabidivarin for ASD, Zynerba Pharmaceuticals, which is in Phase 2 studies for Cannabidiol (“CBD”) gel for ASD, QBioMed, which is developing a preclinical asset called QBM-001 for rare pediatric nonverbal autism and Kuzani Therapeutics, Inc., which has announced that it is in clinical development for the treatment of the core symptoms of ASD in children. There are two treatments that have been approved by FDA to treat the non-core symptom of irritability in ASD: Risperdal® (Risperidone) and Abilify® (Aripiprazole). Axial Therapeutics is in Phase 2 studies for AB-2004 for irritability in ASD. For ME/CFS, AIM ImmunoTech has an approval for rintatolimod in Argentina, and is in development for the drug in the US. For LCS, Tonix Pharmaceuticals is in Phase 2 studies for TNX-102 SL.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each sent into receivership. The Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

We do not hold cash deposits or securities at SVB and have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets,  or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a critical vendor or business partner could be adversely affected by any of the liquidity or other risks that are described above as factors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any business partner or supplier bankruptcy or insolvency, or any breach or default by a business partner or supplier, or the loss of any significant business partner or supplier relationships, could result in material adverse impacts on our current and/or projected business operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal location is at 303 South Broadway, Suite 125 Tarrytown, NY 10591. Currently, our corporate and executive office space is provided by TardiMed pursuant to the Rent and Administrative Services Agreement. We intend to add new facilities or to expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PXMD” and has been publicly traded since August 26, 2022. Prior to that date, there was no public market for our stock.

Holders of Record

As of March 10, 2023, there were 12 shareholders of record. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and do not currently anticipate paying cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the continued development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Annual Report.

Use of Proceeds

On August 12, 2022, our registration statement on Form S-1, as amended (File No. 333-239676), was declared effective in connection with our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus relating to that offering, dated August 25, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.” In this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks, and uncertainties. For a complete discussion of forward-looking statements, see the section above titled “Special Note Regarding Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including,  those set forth under the caption  “Item A. Risk Factors.”

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

One of our primary points of focus is currently the development and testing of our lead program, PAX-101, an intravenous formulation of suramin, in the treatment of ASD and the advancement of the clinical understanding of using that agent against other disorders such as ME/CFS and LCS, a clinical diagnosis in individuals who have been previously infected with COVID-19.

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

We have not generated any revenue to date and, through December 31, 2022, we had an accumulated deficit of approximately $33.7 million. To date, we have financed our operations through contributions from our prior members, proceeds from our initial public offering, the issuance of our convertible notes(including the 2023 Note, as described herein), the issuance of our Simple Agreement For Equity (“SAFE”),Series X preferred stock, par value $0.0001 per share (“Series X preferred stock”) and the sale of shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101 and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

2022 Notes

During the second and third quarters of 2022, we issued our senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million. The 2022 Notes contained an original issue discount totaling $0.2 million and we received net proceeds of approximately $1.2 million (net of financing fees of approximately $0.1 million). The 2022 Notes bore interest at 10% per annum and mature 12 months from the issuance date. The 2022 Notes were secured by all of our assets and personal property. The note holders had the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the our common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per-share conversion price was equal to $4.20 per share. In connection with the 2022 Notes, we issued warrants to purchase 195,140 shares of common stock. The warrants have an exercise price of $4.20 per share  and expire five years from the issuance date.

On August 3, 2022, we entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of our initial public offering at the conversion price of $4.20 per share. During the year ended December 31, 2022, the holders of the 2022 Notes converted the notes fair value of approximately $1.2 million to 261,902 shares of the Company’s common stock.

On August 3, 2022, the Company entered into a conversion agreement with an additional holder of the 2022 Notes, pursuant to which the holder agreed to convert $255,555 of the principal balance of the 2022 Notes at the consummation of the Company’s initial public offering into 2,555 shares of Series X preferred stock. During the year ended December 31, 2022, the note holder converted the note’s fair value of $0.3 million to 2,806 shares of Series X preferred stock.

As of December 31, 2022, the outstanding principal balance of the 2022 Notes was approximately $0.2 million.

Initial Public Offering

On August 30, 2022, we closed our initial public offering and received net proceeds of approximately $6.0 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $1.4 million. We sold 1,545,454 shares of common stock at a price to the public of $5.25. In connection with the initial public offering, we issued 108,181 warrants to purchase shares of common stock with an exercise price of $6.5625 per share.

Series X Preferred Stock

On August 1, 2022, we authorized 500,000 shares of Series X preferred stock. The stated value of the Series X preferred stock is $100 per share. The holders of the Series X preferred stock have no voting rights and are not entitled to dividends. The Series X preferred stock is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion.

On August 2, 2022, we issued 3,200 shares of Series X Preferred Stock at a purchase price of $100 per share. We received net proceeds of approximately $0.3 million, net of fees. On August 26, 2022, upon the consummation of our initial public offering, 61,689 shares of the Series X preferred stock were converted into 1,175,000 shares of our common stock. As of December 31, 2022, 45,567 shares of Series X preferred stock remain outstanding.

Lincoln Park Transaction

In November, 2022, we entered into the Lincoln Park Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $20 million worth of shares of common stock from time to time over the 30-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of our common stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has agreed under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. During the fiscal year ended December 31, 2022, we did not sell any shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement, except for 198,974 commitment shares issued to Lincoln Park. On December 19, 2022, we filed a registration statement on Form S-1 (File No. 333-268882), which was declared effective by the SEC on December 27, 2022, to register 13,102,199 shares of common stock for resale by Lincoln Park from time to time under the Lincoln Park Purchase Agreement.

2023 Note

Subsequent to December 31, 2022, we entered into a Securities Purchase Agreement with an investor and issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. We received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, we issued a common stock warrant to purchase 800,000 shares of common stock and paid a $112,000 commitment fee to the investor. The 2023 Note is secured by all of our assets and personal property. The 2023 Note is convertible into shares of common stock at any time, provided that no such conversion would result in the beneficial ownership by the investor and its affiliates of more than 4.99% of our outstanding shares of common stock. The conversion price of the 2023 Note is equal to $3.50, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by us at a price less than the conversion price, the conversion price shall be reduced to such price. The 2023 Note provides that, commencing August 6, 2023, we will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At our option, the monthly payment can be made in cash, shares of the common stock at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. The shares issued as monthly payments must either be eligible for immediate resale under Rule 144 or be registered. Any portion of a monthly payment being made in cash shall include a premium of 5% of such cash amount.

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

Fair Value of Restricted Stock Units Granted

On January 1, 2022, we granted 1,342,667 restricted stock units, or RSUs, with a fair value of approximately $14.6 million to certain employees, officers and directors. The RSUs are subject to service conditions (vesting of 33.34% on May 1, 2022, with the remaining units vesting on each three-month anniversary thereafter) and performance conditions in the form of a liquidity event. Vesting of the RSUs is subject to all grantees continuous service , and no vesting shall occur if we have not completed a Qualified Offering or a Change of Control (each as defined therein) on or before the vesting date. In the event that neither a Qualified Offering nor a Change of Control has occurred prior to December 31, 2022, then all RSUs shall be forfeited for no consideration. Because a Qualified Offering or Change of Control is not considered probable of achievement until consummation, compensation cost measured at the grant date is not recognized until such event occurs.

During the year ended December 31, 2022, 291,500 RSU’s (granted on January 1, 2022) were forfeited due to terminations or resignations of two of employees and two board members.

In August 2022, we modified the remaining 1,051,167 RSUs granted on January 1, 2022 to provide that 33.34% of each of those RSUs would vest on May 1, 2022, with an additional 8.3325% of each grant vesting each quarter thereafter, provided that if neither (i) the expiration of the 6-month period following an initial public offering nor (ii) a change in control has occurred prior to the applicable vesting date, any RSUs that would have vested thereunder shall not settle until such expiration of the 6-month period following an initial public offering or change in control occurs. Vesting in all cases generally is subject to the grantee’s continued employment on the applicable vesting date. This improbable to improbable modification resulted in a new measurement of compensation cost based on the underlying fair value of our common stock on the date of the modification of approximately $5.5 million.

On May 15, 2022, we granted 35,333 restricted stock units (RSUs) with a fair value of approximately $0.2 million to a member of its board of directors. The RSUs were subject to service conditions (vesting of 33.34% on August 26, 2022, the consummation date of our initial public offering, with the remaining units vesting 66.66% over the next two calendar years on each three-month anniversary thereafter). These also provide that any RSUs that would have vested thereunder will not settle until the expiration for the 6-month period following an initial public offering or change in control occurs.

On July 16, 2022, we granted 15,000 RSUs to its Chief Financial Officer with a fair value of approximately $0.1 million, all of which vested December 31, 2022.

In August 2022, we granted 492,500 RSUs with a fair value of approximately $2.6 million to certain officers, directors and employees, one-third of which vest on the one-year anniversary of the Company’s initial public offering, with the remaining restricted stock units vesting on a quarterly basis over the following two years.

On October 1, 2022, we granted 51,583 RSUs with a fair value of approximately $124,000 to a member of its board of directors. The RSUs are subject to service conditions and vest 33.34% on the one year anniversary of the grant date, with the remaining units vesting on each three-month anniversary thereafter.

On November 19, 2022, we granted 135,000 RSUs with a fair value of approximately $0.3 million to its Chief Financial Officer, one-third of which vest on the one year anniversary of the grant date, with the remaining RSUs vesting on a quarterly basis over the following two years.

During the fourth quarter 2022, we granted 87,000 RSUs with a fair value of approximately $0.2 million for consulting services. The RSUs vest over a period of four to eleven months.

During the year ended December 31, 2022, we recorded stock-based compensation expense related to the RSUs of approximately $3.9 million. No stock-based compensation expense related to the RSUs was recognized during the year ended December 31, 2021. The unamortized stock-based compensation expense related to RSUs as of December 31, 2022 is approximately $5.1 million, which is expected to be recognized over a remaining weighted average vesting period of 1.2 years.

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense related to canceled stock options of approximately $0.5 million and $1.3 million, respectively. The unamortized stock-based compensation expense related to canceled stock options (as noted above), as of December 31, 2022 is approximately $0.2 million.

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

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

	Years Ended December 31,
	2022	2021
Operating expenses
General and administrative	$8,816,940	$4,973,245
Research and development	1,787,488	2,224,555
Total operating expenses	10,604,428	7,197,800
Loss from operations	(10,604,428)	(7,197,800)
Other expense, net	(4,197,339)	(3,031,171)
Net loss	$(14,801,767)	$(10,228,971)

Operating expenses

General and administrative

General and administrative expenses were approximately $8.8 million and $5.0 million for the years ended December 31, 2022 and 2021, respectively. The $3.8 million increase in general and administrative expenses for the year ended December 31, 2022, as compared to the prior period, was primarily due to an increase of $3.1 million for stock-based compensation, an increase of $0.9 million for legal and professional fees, and an increase of $0.3 million in other operating expenses, offset by a decrease of $0.3 million for bonuses and a decrease of $0.2 million for payroll and related expenses $0.2 million.

Research and Development

Research and development expenses were approximately $1.8 million for the year ended December 31, 2022 and approximately $2.2 million for the year ended December 31, 2021. The decrease in research and development expenses for the year ended December 31, 2022 as compared to the prior period was primarily attributable to lower costs incurred in connection with our research activities and include costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $1.8 million in research and development expenses incurred during the year ended December 31, 2022, $1.6 million was associated with activities related to the HAT indication, and $0.2 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the $2.2 million in research and development expenses incurred during the year ended December 31, 2021, $1.5 million was associated with activities related to the HAT indication, and $0.7 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the ongoing ASD trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $9.2 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities.

Other Expenses, net

Other expenses, net were approximately $4.2 million for the year ended December 31, 2022 and $3.0 million for the year ended December 31, 2021. The increase of $1.2 million was comprised of an increase of $5.3 million for the loss on conversion of our SAFE liability, $0.4 million for the loss on issuance of our senior secured convertible promissory notes, $0.3 million for the change in fair value of our convertible notes, $0.2 million for the loss on extinguishment of debt, and $0.1 million for other expenses, offset by a decrease of $2.3 million for the change in fair value of our warrant liability and a decrease of $2.8 million for interest expense recognized during the 2021 period in connection with our convertible notes .

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of December 31, 2022, we had an accumulated deficit since inception of approximately $33.7 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through December 31, 2022, we have funded our operations through contributions from TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes of approximately $4.2 million, proceeds from our initial public offering, net of fees, of approximately $6.0 million and our SAFE of $5.0 million.

Convertible Notes

During the second and third quarters of 2022, we issued the 2022 Notes with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling approximately $0.2 million and we received net proceeds of approximately $1.3 million.

During 2022 and the first quarter of 2023, all of the 2022 Notes were converted or repaid.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

On November 17, 2022, we entered into the Lincoln Park Purchase Agreement which provided that, upon the terms and subject to the conditions and limitations set forth therein, we could sell to Lincoln Park, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the purchase agreement. During the year ended December 31, 2022, we did not issue any shares of common stock under the Lincoln Park Purchase Agreement, except for 198,974 commitment shares issued to Lincoln Park, and subsequent to December 31, 2022, we issued 1.2 million shares of common stock pursuant thereto, receiving net proceeds of approximately $2.8 million.

2023 Note

Subsequent to December 31, 2022, we issued the 2023 Note with a principal balance of $3.7 million. We received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, we issued a common stock warrant to purchase 800,000 shares of our common stock and paid a $112,000 commitment fee to the investor. The 2023 Note is secured by all of our assets and personal property.

Operating activities

During the year ended December 31, 2022, net cash used in operating activities was $6.1 million, which primarily included our net loss of approximately $14.8 million, adjusted for non-cash expenses of approximately $8.6 million including loss on conversion of our SAFE investment of $5.3 million, stock-based compensation of approximately $4.4 million, loss on issuance of debt of $0.4 million recorded in connection with the issuance of our 2022 Notes, the change in fair value of our 2022 Notes of $0.3 million and loss on extinguishment of debt of $0.2 million and other expenses of $0.1 million, offset by the change in fair value of our warrant liability of $1.9 million and the change in fair value of our SAFE investment of $0.2 million. The net change in operating assets and liabilities was nominal.

During the year ended December 31, 2021, net cash used in operating activities was $5.5 million, which primarily included our net loss of approximately $10.2 million, adjusted for non-cash expenses of approximately $4.4 million, including the amortization of the debt discount associated with our convertible notes of $2.6 million, stock-based compensation of approximately $1.3 million, the change in fair value of our warrant liability of $0.5 million, and non-cash interest expense of approximately $0.3 million, offset by the change in fair value of our SAFE liability of $0.2 million, and a $0.1 million gain recorded with the conversion of our notes. The net change in operating assets and liabilities was approximately $0.4 million due to increases in accounts payable and accrued expenses.

Investing Activities

There were no investing activities for the years ended December 31, 2022 and 2021.

Financing activities

During the year ended December 31, 2022, net cash provided by financing activities was approximately $7.5 million, consisting of proceeds received from our initial public offering of $6.0 million, the issuance of our 2022 Notes and warrants of $1.2 million, and $0.3 million from the issuance of our Series X preferred stock.

During the year ended December 31, 2021, net cash provided by financing activities was $4.8 million, consisting of proceeds received from our SAFE agreement of $5.0 million, offset by payment of deferred offering costs of approximately $0.2 million.

Funding requirements

As of December 31, 2022, we had a cash balance of approximately $1.9 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Contractual obligations and commitments

As of December 31, 2022, the 2022 Notes outstanding principal balance totals approximately $0.2 million. The notes bear interest at 10% per annum and mature between April and July 2023.

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

Fair Value of Common Stock

Prior to our initial public offering, there was no public market for our common stock. As such, the estimated fair value of our common stock and underlying stock options has been determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date.

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

Following our initial public offering, a public trading market for our common stock has been established and it will no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the closing price of our common stock as reported on the date of grant.

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

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), we have elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, we recognize these convertible notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. Accrued interest for the notes has been included in the change in fair value of convertible notes in the statements of operations.

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

Simple Agreement for Future Equity

We account for a SAFE as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing or a liquidity/dissolution occurs, and any change in fair value is recognized in our statements of operations. The fair value of the SAFE has been estimated using the Backsolve method which utilizes the Option Pricing Method.

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

Recent accounting pronouncements

See Note 3 to our financial statements for a description of recent accounting pronouncements applicable to our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Paxmedica, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PaxMedica, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, statements of stockholders’ (deficit) equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2020

Marcum LLP

New York, NY

March 29, 2023

PAXMEDICA, INC.

Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$1,901,887	$444,087
Prepaid and other current assets	302,431	—
Total current assets	2,204,318	444,087
Deferred offering costs	—	204,779
Total assets	$2,204,318	$648,866

LIABILITIES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$721,955	$736,251
Accounts payable - related party	20,000	750
Accrued expenses	1,019,071	680,026
Notes payable - fair value	173,543	—
SAFE liability	—	4,824,217
Warrant liability	—	4,516,485
Shares settled liability	160,949	—
Total current liabilities	2,095,518	10,757,729
Total liabilities	2,095,518	10,757,729

Commitments and contingencies (Note 11)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series Seed preferred shares, 2,696,439 shares authorized; no shares issued and outstanding at December 31, 2022 and 2,696,439 shares issued and outstanding at December 31, 2021; aggregate liquidation preference of $2,808,148 at December 31, 2021	—	270
Series X preferred shares, 500,000 shares authorized at December 31, 2022; 45,567 shares issued and outstanding at December 31, 2022 and no shares issued and outstanding at December 31, 2021	5	—
Common stock, par value $0.0001; 200,000,000 shares authorized at December 31, 2022 and 20,000,000 shares authorized at December 31, 2021; 12,035,592 and 6,913,492 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,204	691
Additional paid-in capital	33,847,607	8,828,425
Accumulated deficit	(33,740,016)	(18,938,249)
Total stockholders’ equity (deficit)	108,800	(10,108,863)
Total liabilities, and stockholders’ equity (deficit)	$2,204,318	$648,866

The accompanying notes are an integral part of these financial statements.

PAXMEDICA, INC.

Statements of Operations

Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
Operating expenses
General and administrative	$8,816,940	$4,973,245
Research and development	1,787,488	2,224,555
Total operating expenses	10,604,428	7,197,800

Loss from operations	(10,604,428)	(7,197,800)

Other income (expense):
Interest expense	(5,237)	(2,805,856)
Gain on conversion of notes	—	59,890
Loss on conversion of SAFE	(5,338,808)	—
Loss on issuance of debt	(391,246)	—
Loss on extinguishment of debt	(161,563)	—
Change in fair value of notes	(272,202)	—
Change in fair value of SAFE	163,025	175,783
Change in fair value warrant liability	1,873,192	(458,558)
Other income (expense)	(64,500)	(2,430)
Total other expense	(4,197,339)	(3,031,171)

Net loss	$(14,801,767)	$(10,228,971)

Basic and diluted weighted average number of shares outstanding	8,741,678	6,666,005

Basic and diluted net loss per share	$(1.69)	$(1.53)

The accompanying notes are an integral part of these financial statements.

PAXMEDICA, INC.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2022 and 2021

							Additional		Total
	Series Seed Preferred Stock		Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	$2,696,439	$270	$—	$—	5,775,898	$578	$4,079,891	$(8,709,278)	$(4,628,539)
Common stock issued in connection with conversion of notes payable	—	—	—	—	1,137,594	113	3,412,669	—	3,412,782
Stock-based compensation	—	—	—	—	—	—	1,335,865	—	1,335,865
Net loss	—	—	—	—	—	—	—	(10,228,971)	(10,228,971)
Balance at December 31, 2021	2,696,439	270	—	—	6,913,492	691	8,828,425	(18,938,249)	(10,108,863)
Issuance of common stock for commitment fee in connection with equity purchase agreement	—	—	—	—	198,974	20	(20)	—	—
Issuance of common stock for consulting services	—	—	—	—	57,143	6	99,994	—	100,000
Issuance of Series X preferred stock, net of fees	—	—	3,200	1	—	—	299,999	—	300,000
Conversion of SAFE liability to Series X preferred stock	—	—	100,000	10	—	—	9,999,990	—	10,000,000
Issuance of common stock and warrants, net of fees	—	—	—	—	1,545,454	154	6,022,859	—	6,023,013
Issuance of common stock in connection with conversion of notes payable	—	—	—	—	238,094	24	1,159,476	—	1,159,500
Issuance of Series X preferred stock in connection with conversion of notes payable	—	—	2,806	—	—	—	327,993	—	327,993
Conversion of Series Seed preferred stock to common stock	(2,696,439)	(270)	—	—	1,557,435	156	114	—	—
Conversion of Series X preferred stock to common stock	—	—	(61,689)	(6)	1,175,000	118	(112)	—	—
Warrants exchanged for shares of common stock and Series X preferred stock	—	—	1,250	—	350,000	35	2,009,172	—	2,009,207
Reclassification of warrants to equity	—	—	—	—	—	—	912,580	—	912,580
Costs incurred in connection with equity purchase agreement	—	—	—	—	—	—	(230,997)	—	(230,997)
Stock-based compensation	—	—	—	—	—	—	4,418,134	—	4,418,134
Net loss	—	—	—	—	—	—	—	(14,801,767)	(14,801,767)
Balance at December 31, 2022	—	$—	45,567	$5	12,035,592	$1,204	$33,847,607	$(33,740,016)	$108,800

The accompanying notes are an integral part of these financial statements.

PAXMEDICA, INC.

Statements of Cash Flows

Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,801,767)	$(10,228,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,418,134	1,335,865
Issuance of common stock for consulting services	100,000	—
Amortization of debt discount	—	2,550,780
Change in fair value of notes	272,202	—
Change in fair value of SAFE	(163,025)	(175,783)
Loss on conversion of SAFE	5,338,808	—
Loss on issuance of debt	391,246	—
Loss on extinguishment of debt	161,563	—
Gain on conversion of notes	—	(59,890)
Change in fair value warrant liability	(1,873,192)	458,558
Other expense	34,500	—
Non-cash interest expense	—	255,076
Changes in assets and liabilities:
Other current assets	(302,431)	—
Accounts payable	94,914	352,277
Accounts payable - related party	19,250	(102,053)
Accrued expenses	238,615	101,502
Net cash used in operating activities	(6,071,183)	(5,512,639)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of fees	6,023,013	—
Proceeds from issuance of convertible promissory notes, net of fees	1,240,970	—
Proceeds from issuance of Series X preferred stock, net of fees	300,000	—
Proceeds from SAFE investment	—	5,000,000
Payment of costs incurred in connection with equity purchase agreement	(35,000)	—
Payment of deferred offering costs	—	(166,899)
Net cash provided by financing activities	7,528,983	4,833,101

Net increase (decrease) in cash	1,457,800	(679,538)
Cash, beginning of year	444,087	1,123,625
Cash, end of year	$1,901,887	$444,087

Non-cash financing activities:
Series X preferred stock issued in connection with conversion of notes payable	$327,993	$—
Common stock issued in connection with conversion of notes payable	$1,159,500	$3,412,782
Conversion of SAFE liability to Series X preferred stock	$10,000,000	$—
Warrants exchanged for shares of common stock and Series X preferred stock	$2,009,207	$—
Reclassification of warrants to equity	$912,580	$—
Shares settled liability	$160,949	$—
Unpaid costs for equity purchase agreement	$195,997	$—
Unpaid deferred offering costs and financing fees	$—	$37,880

The accompanying notes are an integral part of these financial statements.

PAXMEDICA, INC.

Notes To Financial Statements

Note 1. Organization and Description of Business Operations

PaxMedica, Inc. (Formerly Purinix Pharmaceuticals LLC) (the “Company”) is a clinical stage biopharmaceutical company organized as a Delaware limited liability company on April 5, 2018 (“Inception”) to focus on the development of drug candidates for the treatment of autism spectrum disorder (ASD), Fragile X syndrome tremor-ataxia (FXTAS) and Human African Trypanosomiasis (HAT).

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

Note 2. Going Concern, Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had working capital of $0.1 million, an accumulated deficit of approximately $33.7 million at December 31, 2022, a net loss of approximately $14.8 million, and approximately $6.1 million of net cash used in operating activities for the year ended December 31, 2022.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement (See Note 9). During the year ended December 31, 2022, the Company did not issue any shares of common stock in connection with the Purchase Agreement and subsequent to December 31, 2022, the Company issued 1.2 million shares of common stock, receiving net proceeds of approximately $2.8 million.

Convertible Promissory Note

Subsequent to December 31, 2022, the Company issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock and paid a $112,000 commitment fee to the investor (See Note 7).

2022 Notes

During the second and third quarters of 2022, the Company entered into senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling $0.3 million and the Company received net proceeds of approximately $1.2 million (See Note 7).

Series X Preferred Stock

On August 2, 2022, the Company issued 3,200 shares of Series X preferred stock, par value $0.0001 per share at a purchase price of $100 per share. The Company received net proceeds of approximately $0.3 million, net of fees. (See Note 9).

PAXMEDICA, INC.

Notes To Financial Statements

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

The Company will likely need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, or the completion of a licensing transaction for one or more of the Company’s pipeline assets. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The accompanying financial statements do not include any adjustments that result from the outcome of these uncertainties.

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

Note 3. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include all adjustments necessary for the fair presentation of its balance sheets, results of operations and cash flows for the period presented.

PAXMEDICA, INC.

Notes To Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to the valuation of warrants, valuation of the 2022 Notes, valuation of the SAFE liability and valuation of equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents or short-term investments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash high credit quality financial institutions, which may at times, be in excess of federal insured limits. The Company believes it is not exposed to any significant losses due to credit risk on cash.

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

PAXMEDICA, INC.

Notes To Financial Statements

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. During the year ended December 31, 2022, the Company issued certain of the 2022 Notes and warrants in connection with the 2022 Notes. The 2022 Notes and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the financial statements During the year ended December 31, 2021, the Company entered into its SAFE agreement and classified the SAFE as a liability measured at cost on the issuance date, with changes in fair value recognized as other income on the statement of operations. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, approximate fair value due to the short-term nature of these instruments.

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its 2022 Notes. In accordance with ASC 825, the Company recognizes these 2022 Notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. Accrued interest for the 2022 Notes has been included in the change in fair value of convertible notes in the statements of operations.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation. As of December 31, 2022, there are no warrant liabilities (See Note 4).

Simple Agreement for Future Equity

The Company accounts for a SAFE as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing or a liquidity/dissolution occurs, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the SAFE has been estimated using the Backsolve method which utilizes the Option Pricing Method. As of December 31, 2022, the SAFE liability has been converted to 100,000 shares of Series X preferred stock (See Note 9).

Research and Development

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

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

PAXMEDICA, INC.

Notes To Financial Statements

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

Loss Per Share

Basic net loss per share (“EPS”) of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the Company has net losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share at December 31, 2022 and 2021, because their inclusion would be anti-dilutive are as follows:

	December 31,
	2022	2021
Preferred stock	—	1,557,435
Series X preferred stock	867,943	—
Unvested restricted stock units	1,877,582	—
Common stock warrants	445,409	1,034,176
SAFE investment (1)	—	414,808
Convertible notes	56,571	—
Shares settled liability	30,834	—
Total	3,278,340	3,006,419
(1)	SAFE investment

As of December 31, 2021, the Company’s price per share of $12.05 was calculated by dividing the post money valuation of $150 million by 12,444,251 shares of common stock outstanding. The 12,444,251 shares of common stock outstanding was calculated in accord with the agreement and includes 6,913,492 of common shares outstanding, 2,703,776 of IPO shares, 1,377,999 of restricted stock units, 1,034,176 of common stock warrants and 414,808 of SAFE shares. The SAFE investment shares of 414,808 (included in the table above) were calculated using the SAFE investment of $5.0 million divided by $12.05 per share.

Income Taxes

ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

PAXMEDICA, INC.

Notes To Financial Statements

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted this standard on January 1, 2022, and the adoption did not have a material impact on the Company’s financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2022, and the adoption did not have a material impact on the Company’s financial statements or disclosures.

Note 4. Fair Value Measurements

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022 and December 31, 2021:

Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$173,543	$—	$—	$173,543

	Fair value measured at December 31, 2021
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
SAFE liability	$4,824,217	$—	$—	$4,824,217
Warrant liability	$4,516,485	$—	$—	$4,516,485

During the year ended December 31, 2022, there was a change of approximately $1.8 million in Level 3 liabilities measured at fair value, respectively.

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

PAXMEDICA, INC.

Notes To Financial Statements

material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2022 and 2021. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Convertible Notes	SAFE Liability	Warrant Liability
Balance at January 1, 2021	$—	$—	$4,057,927
Issuance of SAFE	—	5,000,000	—
Change in fair value	—	(175,783)	458,558
Balance at December 31, 2021	$—	$4,824,217	$4,516,485
Issuance of convertible notes and warrants	1,353,720	—	278,494
Conversion of SAFE liability to Series X preferred stock	—	(10,000,000)	—
Issuance of common stock in connection with conversion of notes payable	(1,159,500)	—	—
Issuance of Series X preferred stock in connection with conversion of notes payable	(327,993)	—	—
Warrants exchanged for shares of common stock and Series X preferred stock	—	—	(2,009,207)
Loss on extinguishment of debt	161,563	—	—
Change in fair value	272,202	(163,025)	(1,873,192)
Reclassification of warrants to equity	—	—	(912,580)
Loss on conversion of SAFE	—	5,338,808	—
Shares settled liability in connection with conversion of notes payable	(126,449)	—	—
Balance at December 31, 2022	$173,543	$—	$—

Convertible Notes

During the second and third quarters of 2022, the Company issued the 2022 Notes. The Company elected the fair value option when recording its 2022 Notes (See Note 3) and the notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the financial statements. The fair value of the 2022 Notes on the issuance dates, conversion dates, and as of December 31, 2022 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. During the year ended December 31, 2022, two holders of the 2022 Notes converted their notes to 261,902 shares of the Company’s common stock and one holder of the 2022 Notes converted its note to 2,806 shares of Series X preferred stock (See Note 7).

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2022 Notes during the year ended December 31, 2022 is as follows:

Year Ended
December 31, 2022
Dividend yield	0%
Expected price volatility	57%-57.2%
Risk free interest rate	2.8%-4.76%
Expected term (in years)	0.5-1.0

Simple Agreement for Future Equity

On March 19, 2021, the Company entered into a SAFE agreement with an investor. At issuance date, the Company classified the cash received of $5.0 million as a liability, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the financial statements (See Note 6). On August 2, 2022 the SAFE was converted to 100,000 shares of Series X preferred stock (See Note 9).

PAXMEDICA, INC.

Notes To Financial Statements

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the SAFE during the years ended December 31, 2022 and 2021 is as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Dividend yield	0%	0%
Expected price volatility	50.0%	50.0%
Risk free interest rate	1.35%-3.08%	0.06%-0.07%
Expected term (in years)	0.8-1.5	1.0-5.0

Warrants

During the year ended December 31, 2022, the Company issued 195,140 common stock warrants in connection with its 2022 Notes (See Note 7). During the year ended December 31, 2020, the Company issued 1,034,176 common stock warrants in association with its 2020 convertible notes (the “2020 Notes”) issued during 2020. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the financial statements.

On August 3, 2022, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with a holder of certain warrants to purchase the Company’s common stock. The warrants were issued in connection with the Company’s 2020 Notes. Pursuant to the Warrant Exchange Agreement, the Company exchanged 750,000 warrants for 350,000 shares of common stock and 1,250 shares of Series X preferred stock at the consummation of the Company’s initial public offering (See Note 9).

On August 26, 2022, upon the consummation of the Company’s initial public offering, the remaining 479,316 liability classified warrants with a fair value of approximately $0.9 million were determined to be indexed to the Company’s common stock, and therefore were reclassified to equity. As of December 31, 2022, there are no liability classified warrants.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants during the year ended December 31, 2022 is as follows:

Year Ended
December 31, 2022
Dividend yield	-%
Expected price volatility	57.0%-105.0%
Risk free interest rate	0.17%-3.40%
Expected term (in years)	0.1-5.0

Significant changes in the expected price volatility and expected term would result in significantly lower or higher fair value measurement of the warrants, respectively.

Note 5. Accrued Expenses

The Company’s accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Employee and related expenses	$510,297	$680,026
Directors and officers insurance	269,753	—
Professional fees	162,021	—
Research and development	77,000	—
Total accrued expenses	$1,019,071	$680,026

PAXMEDICA, INC.

Notes To Financial Statements

Note 6. Simple Agreement for Future Equity (“SAFE”)

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

On August 2, 2022, the fair value of the SAFE was approximately $4.7 million and the SAFE was converted into 100,000 shares of Series X preferred stock with a face value of $10.0 million, or $100 per share. During the year ended December 31, 2022, the Company recognized a $5.3 million loss on conversion of the SAFE (See Note 9).

Note 7. Convertible Promissory Notes

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

On August 3, 2022, the Company entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of the Company’s initial public offering at the conversion price of $4.20 per share. On August 26, 2022, the holders of the 2022 Notes converted the notes fair value of approximately $1.2 million to 238,094 shares of the Company’s common stock. During the fourth quarter 2022, the Company recorded a shares settled liability with a fair value of approximately $0.1 million, which was calculated using the Company’s closing price of its common stock on the note conversion date, in connection with 23,808 additional shares of common stock to be issued to the noteholders.

On August 3, 2022, the Company entered into a conversion agreement with an additional holder of the 2022 Notes, pursuant to which the holder agreed to convert $255,555 of the principal balance at the consummation of the Company’s initial public offering into 2,555 shares of Series X preferred stock. On August 26, 2022, the note holder converted the notes fair value of $0.3 million to 2,555 shares of Series X preferred stock (See Note 9). During the fourth quarter 2022, the Company issued 251 additional shares of Series X preferred stock to the noteholder.

As of December 31, 2022, the outstanding principal balance of the 2022 Notes was approximately $0.2 million.

For the year ended December 31, 2022, the Company recorded a loss on issuance of debt of $0.4 million, loss on extinguishment of debt of $0.2 million, and a fair value loss of $0.3 million which is included in the change in fair value of notes in the accompanying statements of operations. The Company recognized interest expense as a component of the change in fair value of the notes during the year ended December 31, 2022 (See Note 3).

PAXMEDICA, INC.

Notes To Financial Statements

Subsequent to December 31, 2022, the Company issued the 2023 Note with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock and paid a $112,000 commitment fee to the investor. The 2023 Note is secured by all of the Company’s assets and personal property. The 2023 Note is convertible into shares of the Company's common stock at any time, provided that no such conversion would result in the beneficial ownership by the investor and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Note is equal to $3.50, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price. The 2023 Note provides that, commencing August 6, 2023, the Company will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. The shares issued as monthly payments must either be eligible for immediate resale under Rule 144 or be registered. Any portion of a monthly payment being made in cash shall include a premium of 5% of such cash amount.

Note 8. Stock-based Compensation

Restricted Stock Units

Time-based Restricted Stock Units

The following is a summary of the time-based restricted stock units (“RSUs”) during the year ended December 31, 2022:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested as of December 31, 2021	—	$-
Granted	2,159,082	$4.88
Forfeited	(291,500)	$10.87
Vested	(15,000)	$5.30
Unvested as of December 31, 2022	1,852,582	$4.79

On December 22, 2020, the Company granted 481,416 RSUs with a fair value of approximately $4.3 million to employees, officers and directors of the Company. The RSUs are subject to service conditions (vesting of 33.34% on May 1, 2021, with the remaining units vesting on each three-month anniversary thereafter) and performance conditions in the form of a liquidity event. Vesting of the RSUs is subject to all grantees continuous service with the Company, and no vesting shall occur if the Company has not completed a Qualified Offering or a Change of Control on or before the vesting date. In the event that neither a Qualified Offering nor a Change of Control has occurred prior to December 31, 2021, then all RSUs shall be forfeited for no consideration. Because a Qualified Offering or Change of Control is not considered probable of achievement until consummation, compensation cost measured at the grant date is not recognized until such event occurs.

On December 22, 2020, the Company granted 896,583 RSUs with a fair value of approximately $6.3 million to its officers and directors, in exchange for 787,499 vested and unvested stock options. The RSUs are subject to service conditions (vesting of 33.34% on May 1, 2021, with the remaining units vesting on each three-month anniversary, thereafter, fully vesting on May 1, 2023) and performance conditions in the form of a liquidity event. Vesting of the RSUs is subject to all grantees continuous service with the Company, and no vesting shall occur if the Company has not completed a Qualified Offering or a Change of Control on or before the vesting date. In the event that neither an IPO nor change in control has occurred prior to December 31, 2021, then all RSUs shall be forfeited for no consideration. Pursuant to the guidance of ASC 718- “Compensation - Stock Compensation”, the exchange of the options for the RSUs was accounted for as a probable (service only vesting) to improbable (performance and service with the performance criteria considered improbable since contingent upon a Qualified Offering or Change of Control) modification. As such, compensation cost for the original awards would be recognized if the awards would have vested pursuant to the original terms. In addition, since the original awards were modified, the incremental cost would be measured as the result of the most recent modification; that is, the fair value of the options after the modification to increase the exercise price to $8.98. This fair value would be compared to the fair value of the RSUs to determine

PAXMEDICA, INC.

Notes To Financial Statements

the incremental compensation cost. Incremental compensation cost related to the replacement awards would be recognized only if the modified vesting criteria are achieved. Compensation cost related to the canceled stock options of $4.3 million will continue to be recognized over the original vesting criteria. Because a Qualified Offering or Change of Control is not considered probable of achievement until consummation, the incremental compensation cost measured at the grant date of $1.9 million is not recognized until such event occurs.

Since the Company failed to complete a Qualified Offering or a Change of Control prior to December 31, 2021, the RSUs were forfeited as of December 31, 2021.

On May 15, 2022, the Company granted 35,333 RSUs with a fair value of approximately $0.2 million to a member of its board of directors. The RSUs are subject to service conditions (vesting of 33.34% on August 26, 2022, the consummation date of the Company’s initial public offering, with the remaining units vesting 66.66% over the next two calendar years on each three-month anniversary thereafter). On August 26, 2022, the Company consummated its initial public offering and based on the modification 58.3375% of the 35,333 RSUs would vest on February 26, 2023, with an additional 8.3325% of each grant vesting each quarter thereafter.

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

During the year ended December 31, 2022, 291,500 RSU’s (granted on January 1, 2022) were forfeited due to terminations of two of the Company’s employees and two of its board members.

In August 2022, the Company modified the remaining 1,051,167 RSUs granted on January 1, 2022 to provide that 33.34% of each of those RSUs would vest on May 1, 2022, with an additional 8.3325% of each grant vesting each quarter thereafter, provided that if neither (i) the expiration of the 6-month period following an initial public offering nor (ii) a change in control has occurred prior to the applicable vesting date, any RSUs that would have settled thereunder shall not settled until such expiration of the 6-month period following an initial public offering or change in control occurs (provided further that if neither an initial public offering nor a change in control occurs on or prior to December 31, 2022, then all of the related RSUs will be forfeited). Vesting in all cases generally is subject to the grantee’s continued employment with the Company or a subsidiary thereof on the applicable vesting date. This improbable to improbable modification resulted in a new measurement of compensation cost based on the underlying fair value of the Company’s common stock on the date of the modification of approximately $5.5 million.

On July 16, 2022, the Company granted 15,000 RSUs to its Chief Financial Officer with a fair value of approximately $0.1 million, all of which vested December 31, 2022.

In August 2022, the Company granted 492,500 RSUs with a fair value of approximately $2.6 million to certain officers, directors and employees, one-third of which vest on the one-year anniversary of the Company’s initial public offering, with the remaining restricted stock units vesting on a quarterly basis over the following two years.

On October 1, 2022, the Company granted 51,583 RSUs with a fair value of approximately $124,000 to a member of its board of directors. The RSUs are subject to service conditions and vest 33.34% on the one year anniversary of the grant date, with the remaining units vesting on each three-month anniversary thereafter.

On November 19, 2022, the Company granted 135,000 RSUs with a fair value of approximately $0.3 million to its Chief Financial Officer, one-third of which vest on the one year anniversary of the grant date, with the remaining RSUs vesting on a quarterly basis over the following two years.

PAXMEDICA, INC.

Notes To Financial Statements

During the fourth quarter 2022, the Company granted 87,000 RSUs with a fair value of approximately $0.2 million for consulting services. The RSUs vest over a period of four to eleven months.

During the year ended December 31, 2022, the Company recorded stock-based compensation expense related to the RSUs of approximately $3.9 million. No stock-based compensation expense related to the RSUs was recognized during the year ended December 31, 2021. The unamortized stock-based compensation expense related to RSUs as of December 31, 2022 is approximately $5.1 million, which is expected to be recognized over a remaining weighted average vesting period of 1.2 years.

Performance-based Restricted Stock Units

On October 11, 2022, the Company granted 25,000 performance-based restricted stock units with a fair value of approximately $60,000 for consulting services. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner.

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were canceled (See RSUs above). No stock options were outstanding as of December 31, 2022 and December 31, 2021. Compensation cost related to the canceled stock options continues to be recognized over the original vesting criteria.

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of approximately $0.5 million and $1.3 million, respectively. The unamortized stock-based compensation expense related to canceled stock options (as noted above), as of December 31, 2022 is approximately $0.2 million.

Note 9. Stockholders’ Deficit

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

Series Seed Preferred Stock

On April 15, 2020, the Company authorized 2,696,439 shares of $.0001 par value preferred stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or any deemed liquidation event, the holders of preferred stock shall be paid out of the funds of the assets available for distribution to stockholders before any payment is made to common stockholders. A deemed liquidation event includes a merger or consolidation, the sale lease, transfer, exclusive license or other disposition by the Company. The preferred stockholders would be paid at an amount equal to the greater of (i) the applicable original issue price plus any dividends declared but unpaid or (ii) the amount per share of preferred stock that would have been payable had all shares of preferred stock been converted to common stock prior to such liquidation, dissolution or winding up, or deemed liquidation event. Each holder of preferred stock has voting rights equal to the number of whole shares of common stock into which their preferred shares are convertible as of the record date. Each share of preferred stock is convertible at the option of the holder, at any time, into shares of the Company’s common stock, the number of which is determined by dividing the original issue price by the conversion price for that series of preferred stock in effect at the time of conversion.

As of December 31, 2021, the Company had 2,696,439 shares of preferred stock issued and outstanding, and the preferred shares were convertible into 1,557,435 shares of common stock. As of December 31, 2022, all shares of Series Seed preferred stock were converted to shares of the Company’s common stock (See below).

PAXMEDICA, INC.

Notes To Financial Statements

Common Stock

Year Ended December 31, 2022

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

On November 17, 2022, the Company entered into the Purchase Agreement with LPC, which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 198,974 shares of its common stock to LPC as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million.  The Company paid a $35,000 upfront fee to LPC and $195,997 in legal fees related to the issuance of the Purchase Agreement which are included in additional paid-in capital on the accompanying balance sheet. During the year ended December 31, 2022, the Company did not issue any shares of common stock in connection with the Purchase Agreement. Subsequent to December 31, 2022, the Company issued 1.2 million shares of common stock, and received net proceeds of approximately $2.8 million.

During the year ended December 31, 2022, the Company recorded a shares settled liability with a fair value of approximately $0.2 million in connection with 23,808 shares of common stock to be issued in connection with the conversion of notes payable (See Note 7), and 7,026 shares of common stock to be issued for consulting services.  The fair value of the shares settled liability was determined using the Company’s closing price of its common stock on the note conversion date, and the date of the consulting agreement.

During the year ended December 31, 2022 the Company issued 57,143 shares of its common stock with a fair value of $0.1 million in connection with consulting services.

As of December 31, 2022, the Company had 12,035,592 shares of common stock issued and outstanding.

Year Ended December 31, 2021

During the year ended December 31, 2021, in accordance with the original terms, the Company issued 1,137,594 shares of its common stock in connection with the conversion of $3.4 million of notes payable.

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

On August 2, 2022, the Company issued 3,200 shares of Series X preferred stock in a private placement, at a purchase price of $100 per share, and received net proceeds of approximately $0.3 million, after deducting expenses (the “Series X Private Placement”). The

PAXMEDICA, INC.

Notes To Financial Statements

Series X Private Placement constituted a qualified offering under the terms of the SAFE and the $5.0 million outstanding under the SAFE automatically converted into 100,000 shares of Series X preferred stock (See Note 6).

During the year ended December 31, 2022 the Company issued 2,806 shares of its Series X preferred stock in connection with the conversion of certain 2022 Notes (See Note 7). The 2,806 shares of Series X preferred stock are convertible into shares of common stock at the initial offering price of $5.25 per share, subject to the beneficial ownership limitation.

On the August 26, 2022, in connection with its Warrant Exchange Agreement (See Note 3), the Company exchanged 750,000 warrants for 350,000 shares of its common stock and 1,250 shares of its Series X preferred stock.

On August 26, 2022, upon the consummation of the Company’s initial public offering, 61,689 shares of the Series X preferred stock were converted into 1,175,000 shares of the Company’s common stock. As of December 31, 2022, 45,567 shares of Series X preferred stock remain outstanding.

Note 10. Income Taxes

The provision for income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Current	Deferred	Total
Federal	$—	$—	$—
State	—	—	—
Total	$—	$—	$—

As of December 31, 2022, the Company has approximately $14.1 million of federal and state tax net operating loss carryforwards that may be available to offset future taxable income, if any. Under the Tax Cuts and Jobs Act, all federal NOLs incurred after December 31, 2017 are carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2040. The Company has federal research and development tax credit carryforwards of approximately $29,000 as of December 31, 2022, which begin to expire in 2040.

Under the Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2022. Any such limitation would have no net impact on the financial statements due to the recognition of a full valuation allowance on the recorded tax benefits related to loss carry forwards based on uncertainty surrounding realization of such assets.

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $4.8 million at December 31, 2022. The valuation allowance increased by $2.6 million during the year ended December 31, 2022, primarily as a result of the increase in net operating loss carryforwards generated in the current year.

PAXMEDICA, INC.

Notes To Financial Statements

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Net operating loss carryforwards	$3,687	$2,030
Research & development credits	29	11
Accrued expenses	—	166
Equity based compensation	667	—
Capitalized research costs	447	—
Total deferred tax assets	4,830	2,207
Valuation allowance	(4,830)	(2,207)
Net deferred tax asset	$—	$—

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2022	2021
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.0%	3.7%
Share based compensation	(1.8)%	(9.2)%
Debt conversion	(7.8)%	(6.7)%
Permanent items	(0.7)%	0.4%
Other	(0.7)%	—%
Warrant liability	2.7%	(0.9)%
Change in valuation reserve	(17.7)%	(8.3)%
Income taxes provision (benefit)	—%	—%

As of December 31, 2022 and 2021, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2022 and 2021.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions, including New York and New Jersey. The Company did not have any foreign operations during the year ended December 31, 2022. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is open since inception, and in addition, carryforward tax attributes generated since inception may be adjusted upon examination to the extent utilized in a future period. The Company is not aware of any tax examinations currently taking place.

Note 11. Commitments and Contingencies

Litigation

As of December 31, 2022 and 2021, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 12. Related Party Transactions

TardiMed Sciences - Tardimed is a startup venture investment and operating firm in the life sciences space. The Chairman of the Board of the Company is also a Managing Member of TardiMed. The Chief Operating Officer is an employee of TardiMed. As of December 31, 2022 TardiMed holds 7,241,745 shares of the Company’s common stock which represents 60.2% of the total voting shares outstanding. As of December 31, 2021, Tardimed held 5,775,898 shares of the Company’s common stock which represented 83.5% of the total voting shares outstanding.

PAXMEDICA, INC.

Notes To Financial Statements

Expenses - During the years ended December 31, 2022 and 2021 the Company incurred $240,000 for management fees owed to Tardimed during each period.

Accounts payable - As of December 31, 2022, related party payables totaled $20,000 owed to Tardimed for management fees. The related party payables as of December 31, 2021 were nominal.

Note 13. Subsequent Events

The Company has evaluated all subsequent events that occurred after the balance sheet date through the date when the financial statements were issued. Except as described below, the Company has concluded that no subsequent event has occurred that require disclosure within these financial statements.

Convertible Promissory Note

Subsequent to December 31, 2022, the Company issued the 2023 Note with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs (See Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Control over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2020 and the period ended March 31, 2022, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

To remediate the above material weaknesses, we intend to develop a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications, and the hiring of additional full-time personnel to implement the appropriate controls. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We do not believe that the remediation of these material weaknesses will result in significant incremental cost. However, another significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weakness in our internal control over financial reporting as described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our employees, officers and directors. A current copy of the code will be posted on the Corporate Governance section of our website, which will be located at www.paxmedica.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in filings with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

(b)

Exhibits.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of PaxMedica, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 10 to Form S-1 filed on August 8, 2022).

3.2	Amendment to Certificate of Incorporation of PaxMedica, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 30, 2022).

3.3

Certificate of Designations, Preferences and Rights of Series X Convertible Preferred Stock of PaxMedica, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 10 to Form S-1 filed on August 8, 2022).

3.4	Amended and Restated Bylaws of PaxMedica, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 30, 2022).

4.1*	Description of the Registrant’s Securities.

4.2

Specimen Certificate representing shares of common stock of PaxMedica, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

4.3	Form of 2022 Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

4.4	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

4.5	Form of 2020 Warrant (incorporated by reference to Exhibit 4.4 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

4.6

Senior Secured Convertible Promissory Note, dated February 6, 2023, issued by PaxMedica, Inc. to Lind Global Fund II LP (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 7, 2023).

4.7	Warrant, dated February 6, 2023, issued by PaxMedica, Inc. to Lind Global Fund II LP (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2023).

10.1

PaxMedica, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).†

10.2

Form of Indemnification Agreement entered into by PaxMedica, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.1 to Amendment No. 10 to the Registration Statement on Form S-1 file on August 8, 2022)†

10.3

Form of Nonqualified Stock Option Award under the Amended and Restated 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).†

10.4

Form of Incentive Stock Option Award under the Amended and Restated 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).†

10.5

Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).†

10.6	Form of 2022 Convertible Promissory Note (incorporated by reference to Exhibit 10.15 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

10.7

Form of 2022 Convertible Promissory Note Securities Purchase Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

10.8	Purchase Agreement, dated as of November 17, 2022, by and between the Company and Lincoln Park (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2022).

10.9

Registration Rights Agreement, dated as of November 17, 2022, by and between the Company and Lincoln Park (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 21, 2022).

10.10

Employment Agreement, dated as of November 19, 2022, between the Company and Stephen D. Sheldon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 21, 2022). †

10.11	Employment Agreement, dated as of January 1, 2023, between the Company and Howard J. Weisman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2023). †

10.12

Securities Purchase Agreement, dated as of February 2, 2023, between PaxMedica, Inc. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).

10.13

Security Agreement, dated as of February 6, 2023, between PaxMedica, Inc. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2023).

10.14

Letter Agreement between PaxMedica, Inc. and Zachary Rome, dated June 25, 2020 (incorporated by reference to Exhibit 10.6 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).†

10.15

Letter Agreement between PaxMedica, Inc. and Michael Derby, dated June 25, 2020 (incorporated by reference to Exhibit 10.7 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).†

10.16

Rent and Administrative Services Agreement between PaxMedica, Inc. and TardiMed LLC, dated July 1, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

10.17

Patient Records License Agreement between Purinix Pharmaceuticals LLC and Lwala Hospital, dated November 9, 2018 (incorporated by reference to Exhibit 10.10 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).‡

10.18

Patient Records License Agreement between Purinix Pharmaceuticals LLC and Ministry of Health, Republic of Malawi, dated October 10, 2018 (incorporated by reference to Exhibit 10.11 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).‡

10.19

Master Services Agreement between Purinix Pharmaceuticals LLC and CRO Consulting (Pty) Limited, dated May 25, 2018 (incorporated by reference to Exhibit 10.12 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).‡

10.20

Amendment to Rent and Administrative Services Agreement between PaxMedica, Inc. and TardiMed LLC, dated November 1, 2020 (incorporated by reference to Exhibit 10.14 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

10.21

Letter Agreement between PaxMedica, Inc. and Howard J. Weisman, dated March 4, 2020 (incorporated by reference to Exhibit 10.5 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).†

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page).

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

† Indicates management contract or compensatory plan.

‡ Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2023	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
Howard J. Weisman
Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2023	By:	/s/ Stephen Sheldon
Stephen Sheldon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Howard J. Weisman and Stephen Sheldon, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard J. Weisman
Howard J. Weisman	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023

/s/ Stephen D. Sheldon
Stephen D. Sheldon	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Zachary Rome
Zachary Rome	Chief Operating Officer and Director	March 29, 2023

/s/ Michael Derby
Michael Derby	Executive Chairman and Director	March 29, 2023

/s/ Karen LaRochelle
Karen LaRochelle	Director	March 29, 2023

/s/ John F. Coelho
John F. Coelho	Director	March 29, 2023

/s/ Charles J. Casamento
Charles J. Casamento	Director	March 29, 2023