Form 10-Q
period 2023-03-31
PaxMedica, Inc.
filed 2023-05-15
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the Registrant had 14,619,477 shares of common stock, par value $0.0001 per share, issued and outstanding.

PAXMEDICA, INC.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

PAXMEDICA, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets
Cash	$3,986,249	$1,901,887
Prepaid and other current assets	766,172	302,431
Total current assets	4,752,421	2,204,318
Total assets	$4,752,421	$2,204,318

LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$480,211	$721,955
Accounts payable - related party	—	20,000
Accrued expenses	163,983	1,019,071
Note payable - fair value, current portion	1,120,707	173,543
Shares settled liability	34,500	160,949
Total current liabilities	1,799,401	2,095,518
Note payable - fair value, less current portion	420,253	—
Total liabilities	2,219,654	2,095,518

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series X preferred shares, 500,000 shares authorized at March 31, 2023; 45,567 shares issued and outstanding at March 31, 2023 and December 31, 2022	5	5
Common stock, par value $0.0001; 200,000,000 shares authorized at March 31, 2023 and 20,000,000 shares authorized at December 31, 2022; 13,920,234 and 12,035,592 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,392	1,204
Additional paid-in capital	40,105,133	33,847,607
Accumulated deficit	(37,573,763)	(33,740,016)
Total stockholders’ equity	2,532,767	108,800
Total liabilities, and stockholders’ equity	$4,752,421	$2,204,318

The accompanying notes are an integral part of these condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
General and administrative	$3,814,184	$933,817
Research and development	222,491	1,070,704
Total operating expenses	4,036,675	2,004,521

Loss from operations	(4,036,675)	(2,004,521)

Other income (expense):
Interest expense	(3,928)	—
Loss on extinguishment of debt	(36,850)	—
Change in fair value of notes	335,364	—
Change in fair value of SAFE	—	1,634,217
Change in fair value warrant liability	—	2,233,766
Other income (expense)	(91,658)	—
Total other income (expense)	202,928	3,867,983

Net income (loss)	$(3,833,747)	$1,863,462

Basic weighted average number of shares outstanding	12,637,671	6,913,492
Diluted weighted average number of shares outstanding	12,637,671	7,562,978

Basic net income (loss) per share	$(0.30)	$0.18
Diluted net income (loss) per share	$(0.30)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Three Months Ended March 31, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	45,567	$5	12,035,592	$1,204	$33,847,607	$(33,740,016)	$108,800
Reclassification of shares settled liability to equity	—	—	23,808	2	126,447	—	126,449
Issuance of common stock in connection with equity purchase agreement	—	—	1,200,000	120	2,804,880	—	2,805,000
Issuance of common stock warrants in connection with notes payable, net of fees	—	—	—	—	1,155,643	—	1,155,643
Stock-based compensation	—	—	660,834	66	2,170,556	—	2,170,622
Net loss	—	—	—	—	-	(3,833,747)	(3,833,747)
Balance at March 31, 2023	45,567	$5	13,920,234	$1,392	$40,105,133	$(37,573,763)	$2,532,767

For The Three Months Ended March 31, 2022

					Additional		Total
	Series Seed Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	2,696,439	$270	6,913,492	$691	$8,828,425	$(18,938,249)	$(10,108,863)
Stock-based compensation	—	—	—	—	181,194	—	181,194
Net income	—	—	—	—	—	1,863,462	1,863,462
Balance at March 31, 2022	2,696,439	$270	6,913,492	$691	$9,009,619	$(17,074,787)	$(8,064,207)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(3,833,747)	$1,863,462
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,170,622	181,194
Change in fair value of notes	(335,364)	—
Change in fair value of SAFE	—	(1,634,217)
Loss on extinguishment of debt	36,850	—
Change in fair value warrant liability	—	(2,233,766)
Other expense	91,658	—
Changes in assets and liabilities:
Prepaid and other current assets	(463,741)	—
Accounts payable	125,037	1,134,454
Accounts payable - related party	(20,000)	97,500
Accrued expenses	(754,660)	196,669
Net cash used in operating activities	(2,983,345)	(394,704)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes and warrants	3,200,000	—
Payment of costs in connection with convertible promissory notes and warrants	(503,696)
Proceeds from the issuance of common stock in connection with equity purchase agreement	2,805,000	—
Payment of costs in connection with equity purchase agreement	(195,997)
Repayment of convertible promissory notes	(237,600)	—
Net cash provided by financing activities	5,067,707	—

Net increase (decrease) in cash	2,084,362	(394,704)
Cash, beginning of period	1,901,887	444,087
Cash, end of period	$3,986,249	$49,383

Non-cash financing activities:
Reclassification of shares settled liability	$126,449	$—
Unpaid deferred offering costs and financing fees	$20,393	$286,757

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

Going concern, liquidity and capital resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $37.6 million at March 31, 2023, a net loss of approximately $3.8 million, and approximately $3.0 million of net cash used in operating activities for the three months ended March 31, 2023.

Equity Purchase Agreement with Lincoln Park Capital

During the three months ended March 31, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC (LPC), the Company received net proceeds of approximately $2.6 million from the issuance of 1.2 million shares of the Company’s common stock (See Note 8). Subsequent to March 31, 2023, the Company received proceeds of approximately $1.1 million from the issuance of 0.6 million shares of the Company’s common stock.

2023 Note

During the three months ended March 31, 2023, the Company issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock (See Note 6).

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed financial statements relate to the valuation of convertible notes, valuation of warrants, and valuation of equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2022 financial statements included in its 2022 Annual Report.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. During the three months ended March 31, 2023, the Company issued the 2023 Notes and warrants in connection with the 2023 Notes. The 2023 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the statements of operations and disclosed in the condensed financial statements. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, approximate fair value due to the short-term nature of these instruments.

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its 2023 Note (See Note 3). In accordance with ASC 825, the Company recognizes these 2023 Notes at fair value with changes in fair value recognized in the condensed statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. The 2023 Note does not accrue interest.

Earnings (Loss) Per Share

Basic net earnings (loss) per share (“EPS”) of common stock is computed by dividing net loss allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Preferred Stock, unvested restricted stock units and the SAFE investment are participating securities as they participate in undistributed earnings on an as-if converted basis. The Company computes earnings (loss) per share of common stock using the two-class method required for participating securities.

Basic earnings per share includes an allocation of undistributed earnings to the Company’s participating securities. Diluted earnings (loss) per share is calculated using the more dilutive approach of (i) applying the treasury stock method, the if-converted method, or contingently issuable method and (ii) adding back the undistributed earnings allocated to participating securities in

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

arriving at basic earnings per share, assuming that all other dilutive potential common shares have been exercised and then next reallocating the undistributed earnings.

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

The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed conversion of convertible preferred stock, exercise of common stock warrants, the SAFE investment and the vesting of RSUs using the treasury stock method.

The Company’s common stock equivalents have been excluded from the computation of diluted loss per share for the three-month period ended March 31, 2023, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income (loss) per share is the same for the three-month period ended March 31, 2023. The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the three-month period ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(3,833,747)	$1,863,462
Amount allocated to participating common shareholders	—	(603,927)
Net income (loss) allocated to common shareholders- Basic	$(3,833,747)	$1,259,535

Net income (loss)	(3,833,747)	1,863,462
Less: Change in fair value of warrant liabilities	—	(2,233,766)
Net income (loss) allocated to common shareholders- Diluted	$(3,833,747)	$(370,304)

Denominator:
Basic weighted average number of shares outstanding	12,637,671	6,913,492
Add:
Warrants	—	649,486
Diluted weighted average number of shares outstanding	12,637,671	7,562,978

Basic net income (loss) per share	$(0.30)	$0.18

Diluted net income (loss) per share	$(0.30)	$(0.05)

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following securities were excluded from the computation of diluted net loss per share attributable to common shareholders for the three months ended March 31, 2023 and 2022, because including them would have been anti-dilutive:

	March 31,
	2023	2022
Preferred stock	—	1,557,435
Series X preferred stock	867,943	—
Unvested restricted stock units	1,194,248	1,342,666
Common stock warrants	1,387,409	—
SAFE investment	—	414,808
Convertible notes	2,140,780	—
Shares settled liability	7,206	—
Total	5,597,585	3,314,909

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASU 2016-13. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value, and requires the reversal of previously recognized credit losses if fair value increases. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB also issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delays the effective date of ASU 2016-13 by three years for certain smaller reporting companies such as the Company. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard on January 1, 2023, and  the adoption did not have a material impact on the unaudited condensed financial statements.

Note 3. Fair Value Measurements

Convertible Notes

During the three months ended March 31, 2023, the Company issued the 2023 Note. The fair value of the 2023 Note on the issuance date and as of March 31, 2023 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

measurement. The Company elected the fair value option when recording its 2023 Note (See Note 2) and its convertible notes issued in 2022 (the “2022 Notes”). The notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements. During the three months ended March 31, 2023, the Company paid down the remaining balance of its 2022 Notes (approximately $0.2 million) with a portion of the proceeds received from the 2023 Note.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2022 Notes as of the paydown date of February 6, 2023, and the 2023 Note upon the issuance date, and as of March 31, 2023 is as follows:

	February 6, 2023	March 31, 2023
Dividend yield	-%	-%
Expected price volatility	30.0 - 53.7%	30.0%
Risk free interest rate	4.65 - 4.89%	4.44%
Expected term (in years)	0.5 - 1.4	0.3 -1.3

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023 and December 31, 2022:

Fair value measured at March 31, 2023
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$1,540,960	$—	$—	$1,540,960

Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$173,543	$—	$—	$173,543

For the three months ended March 31, 2023, there was a change of approximately $0.3 million in Level 3 liabilities measured at fair value, respectively.

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2023. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Convertible Notes
Balance at December 31, 2022	$173,543
Issuance of convertible notes	1,903,531
Repayment of convertible notes	(237,600)
Loss on extinguishment of debt	36,850
Change in fair value	(335,364)
Balance at March 31, 2023	$1,540,960

Note 4. Prepaid and other current assets

As of March 31, 2023, the Company recorded prepaid expenses and other current assets of approximately $0.8 million, consisting of $0.6 million paid in connection with services to be performed for research and development activities, and $0.2 million of deferred insurance related to the Company’s directors and officers insurance. As of December 31, 2022, prepaid and other current assets totaled approximately $0.3 million, primarily consisting of directors and officer insurance.

Note 5. Accrued Expenses

The Company’s accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Employee and related expenses	$9,839	$510,297
Directors and officers insurance	154,144	269,753
Professional fees	—	162,021
Research and development	—	77,000
Total accrued expenses	$163,983	$1,019,071

Note 6. Convertible promissory notes

During the three months ended March 31, 2023, the Company issued the 2023 Note with a principal balance of $3.7 million. The Company received proceeds of approximately $3.2 million and incurred fees of approximately $0.5 million. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock. The 2023 Note is secured by all of the Company’s assets and personal property. The 2023 Note is convertible into shares of the Company's common stock at any time, provided that no such conversion would result in the beneficial ownership by the investor and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Note is equal to $3.50, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price. The 2023 Note provides that, commencing August 6, 2023, the Company will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. The shares issued as monthly payments must either be eligible for immediate resale under Rule 144 or be registered. Any portion of a monthly payment being made in cash shall include a premium of 5% of such cash amount.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023, the outstanding principal balance of the 2023 Notes was approximately $3.7 million. As of December 31, 2022, the outstanding principal balance of the 2022 Notes was approximately $0.2 million, and proceeds received from the 2023 Note were used to repay the remaining balance.

For the three months ended March 31, 2023, the Company recorded a $0.3 million change in fair value of its notes, and a loss on extinguishment of debt of approximately $37,000, which are included in the accompanying condensed statements of operations.

Note 7. Stock-based compensation

Stock-based Compensation

The following is a summary of stock-based compensation during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Canceled stock options	$65,903	$181,194
Restricted stock units	2,104,719	—
Total	$2,170,622	$181,194

Restricted Stock Units

The following is a summary of the restricted stock units during the three months ended March 31, 2023:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested as of December 31, 2022	1,852,582	$4.79
Vested	(683,334)	$5.02
Unvested as of March 31, 2023	1,169,248	$4.66

No restricted stock units (RSUs) were granted during the three months ended March 31, 2023.

On January 1, 2022, the Company granted 1,342,667 RSUs with a fair value of approximately $14.6 million to employees, officers and directors of the Company. The RSUs were subject to service conditions (vesting of 33.34% on May 1, 2022, with the remaining units vesting on each three-month anniversary thereafter) and performance conditions in the form of a liquidity event. Vesting of the RSUs was subject to all grantees continuous service with the Company, and no vesting occurred if the Company had not completed a Qualified Offering or a Change of Control on or before the vesting date. In the event that neither a Qualified Offering nor a Change of Control had occurred prior to December 31, 2022, then all RSUs would be forfeited for no consideration. Because a Qualified Offering or Change of Control is not considered probable of achievement until consummation, compensation cost measured at the grant date was not recognized until the Company completed its IPO in August 2022.

During the three month ended March 31, 2023, the Company recorded stock-based compensation expense related to the RSUs of approximately $2.1 million. No stock-based compensation expense related to the RSUs was recognized during the three months ended March 31, 2022. The unamortized stock-based compensation expense related to RSUs as of March 31, 2023 is approximately $3.0 million, which is expected to be recognized over a remaining weighted average vesting period of 1.0 year.

Performance-based Restricted Stock Units

As of March 31, 2023, there were 25,000 performance-based restricted stock units with a fair value of approximately $60,000 outstanding. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were canceled in exchange for RSUs. No stock options were outstanding as of March 31, 2023 and 2022. Compensation cost related to the canceled stock options of $4.3 million will continue to be recognized over the original vesting criteria.

During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.1 million and $0.2 million, respectively. The unamortized stock-based compensation expense related to canceled stock options as of March 31, 2023 is approximately $0.1 million.

Warrants

The following is a summary of the Company’s warrant activity during the three months ended March 31, 2023:

		Weighted		Weighted Average
	Shares	Average	Aggregate	Remaining
	Underlying	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Term (Years)
Outstanding as of December 31, 2022	445,409	$4.47	$—	3.9
Issued	942,000	$3.27
Outstanding as of March 31, 2023	1,387,409	$3.66	$—	3.9

Exercisable as of March 31, 2023	1,275,409	$3.67	$—	4.9

On January 19, 2023, the Company issued 30,000 warrants to purchase shares of the Company’s common stock with an exercise price of $3.00 per share as consideration to free up the lock-up restriction related to its August IPO. The warrants expire 5 years from the issuance date.

On February 6, 2023, the Company issued 800,000 warrants to purchase shares of the Company’s common stock with an exercise price of $3.25 per share in connection with the issuance of its 2023 Note (See Note 6).

On March 7, 2023, the Company issued 112,000 warrants to purchase shares of the Company’s common stock with an exercise price of $3.50 per share as consideration to free up the lock-up restriction related to its August IPO. The warrants are not exercisable prior to September 7, 2023 and expire 5 years from the issuance date.

Note 8. Preferred and common stock

Series X Preferred Stock

There were no shares of Series X preferred stock issued during the three months ended March 31, 2023. As of March 31, 2023, there were 45,567 shares of Series X preferred stock outstanding.

Common Stock

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with LPC which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement. During the three months ended March 31, 2023, the Company issued 1.2 million shares of common stock, receiving net proceeds of approximately $2.6 million.

During the three months ended March 31, 2023, the Company issued 660,834 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

During the three months ended March 31, 2023, the Company issued 23,808 shares of its common stock in settlement of a shares settled liability at December 31, 2022 of approximately $126,000. The remaining shares settled liability of $34,500 will be settled in the second quarter of 2023.

Note 9. Commitments and contingencies

Litigation

As of March 31, 2023 and 2022, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 10. Related party transactions

Expenses - During the three months ended March 31, 2023 and 2022 the Company paid $60,000 for management fees owed to Tardimed.

Note 11. Subsequent events

The Company has evaluated all subsequent events through the date of filing, May 15, 2023, of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed financial statements as of March 31, 2023, and events which occurred after March 31, 2023, but which were not recognized in the condensed financial statements.

Common Stock

Subsequent to March 31, 2023, in connection with its equity purchase agreement with LPC, the Company received proceeds of approximately $1.1 million from the issuance of 0.6 million shares of the Company’s common stock (See Note 8).

Time-Based Restricted Stock Units

Subsequent to March 31, 2023, the Company granted 762,000 time-based RSUs with a fair value of approximately $1.4 million to members of its board of directors and employees of the Company. The RSUs are subject to service conditions and vest 33.34% on the one year anniversary of the grant date, with the remaining units vesting on each three-month anniversary thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Paxmedica, Inc.,” “our,” “us,” or “we” refer to Paxmedica, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report and with our audited financial statements for the fiscal year ended December 31, 2022, as included in our 2022 Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

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

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and under “Forward-Looking Statements” of this Item 2.

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

We have not generated any revenue to date and, through March 31, 2023, we had an accumulated deficit of approximately $37.6 million. To date, we have financed our operations through contributions from our prior members, proceeds from our initial public offering, the issuance of our convertible notes (including the 2023 Note, as described herein), the issuance of our Simple Agreement For Equity (“SAFE”),Series X preferred stock, par value $0.0001 per share (“Series X preferred stock”) and the sale of shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101 and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

Equity Purchase Agreement with Lincoln Park Capital

During the three months ended March 31, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC, the Company received net proceeds of approximately $2.6 million from the issuance of 1.2 million shares of the Company’s common stock. Subsequent to March 31, 2023, the Company received proceeds of approximately $1.1 million from the issuance of 0.6 million shares of the Company’s common stock.

Convertible Notes

During the three months ended March 31, 2023, the Company issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock. The 2023 Note is secured by all of the Company’s assets and personal property. The 2023 Note is convertible into shares of the Company's common stock at any time, provided that no such conversion would result in the beneficial ownership by the investor and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Note is equal to $3.50, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price. The 2023 Note provides that, commencing August 6, 2023, the Company will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. The shares issued as monthly payments must either be eligible for immediate resale under Rule 144 or be registered. Any portion of a monthly payment being made in cash shall include a premium of 5% of such cash amount.

As of March 31, 2023, the outstanding principal balance of the 2023 Note was approximately $3.7 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022
Operating expenses
General and administrative	$3,814,184	$933,817
Research and development	222,491	1,070,704
Total operating expenses	4,036,675	2,004,521
Loss from operations	(4,036,675)	(2,004,521)
Other expense, net	179,492	3,867,983
Net income (loss)	$(3,857,183)	$1,863,462

Operating expenses

General and administrative

General and administrative expenses were approximately $3.8 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The $2.9 million increase in general and administrative expenses was primarily due to increases of $2.0 million of stock-based compensation recognized for our restricted stock units, $0.6 million for legal and professional fees, and $0.3 million for other operating expenses.

Research and Development

Research and development expenses were approximately $0.2 million for the three months ended March 31, 2023 and approximately $1.1 million for the three months ended March 31, 2022. The $0.9 million decrease in research and development expenses was primarily attributable to lower costs incurred in connection with our research activities, including lower costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $0.22 million in research and development expenses incurred during the three months ended March 31, 2023, $0.19 million was associated with activities related to the HAT indication, and $0.03 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $1.1 million in research and development expenses incurred during the three months ended March 31, 2022, approximately $1.0 million was associated with activities related to the HAT indication, and approximately $0.1 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $11.5 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities.

Other Income, net

Other income was approximately $0.2 million for the three months ended March 31, 2023 compared with other income of $3.8 million for the three months ended March 31, 2022. Other income of $0.2 million for the three months ended March 31, 2023 was primarily comprised of $0.3 million recognized for the change in fair value of our notes, offset by $0.1 million of other expense recognized to free up the lock-up restriction related to our August IPO. Other income of $3.8 million for the three months ended March 31, 2022 was primarily comprised of $2.2 million recognized for the change in fair value of our warrants, and $1.6 million recognized for the change in fair value of our SAFE investment.

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of March 31, 2023, we had an accumulated deficit since inception of approximately $37.6 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through March 31, 2023, we have funded our operations through contributions from TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes of approximately $7.0 million, proceeds from the public common stock offering, net of fees, of approximately $6.0 million, our SAFE of $5.0 million, and the issuance of shares of our common stock in connection with our equity purchase agreement of $2.8 million.

Equity Purchase Agreement with Lincoln Park Capital

During the three months ended March 31, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC (LPC), the Company received net proceeds of approximately $2.6 million from the issuance of 1.2 million shares of the Company’s common stock. Subsequent to March 31, 2023, the Company received proceeds of approximately $1.1 million from the issuance of 0.6 million shares of the Company’s common stock.

Convertible Notes

During the three months ended March 31, 2023, the Company issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. The Company received proceeds of approximately $3.2 million, net of fees of $0.5 million. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock. As of December 31, 2022, the outstanding principal balance of our 2022 Notes was approximately $0.2 million, and proceeds received from the 2023 Note were used to repay the remaining balance.

Operating activities

During the three months ended March 31, 2023, net cash used in operating activities was $3.0 million, which primarily included our net loss of approximately $3.8 million, adjusted for non-cash expenses of approximately $2.0 million including stock-based compensation of approximately $2.2 million and $0.1 million of other expense, offset by the change in fair value of our convertible notes of $0.3 million. The net change in operating assets and liabilities was approximately $1.1 million and was primarily due to decreases in accounts payable and accrued expenses of $0.6 million, and increases in prepaid and other current assets of $0.5 million.

During the three months ended March 31, 2022 , net cash used in operating activities was $0.4 million, which primarily included our net income of approximately $1.9 million, adjusted for non-cash expenses of approximately $3.7 million, including stock-based compensation of approximately $0.2 million, offset by the change in fair value of our SAFE liability of $1.6 million and change in fair value of our warrant liability of $2.2 million. The net change in operating assets and liabilities was approximately $1.4 million due to increases in accounts payable and accrued expenses.

Investing Activities

There were no investing activities during the three months ended March 31, 2023 and 2022.

Financing activities

During the three months ended March 31, 2023, net cash provided by financing activities was approximately $5.1 million, consisting of net proceeds of $2.7 million received in connection with the issuance of our convertible notes and warrants, net of fees paid of $0.5 million, and net proceeds of $2.6 million received from the issuance of shares of our common stock in connection with our equity purchase agreement with LPC, net of fees paid of $0.2 million, offset by the repayment of our 2022 Notes of $0.2 million.

There were no financing activities during the three months ended March 31, 2022.

Funding requirements

As of March 31, 2023, we had a cash balance of approximately $4.0 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We anticipate incurring additional losses for the foreseeable future and may never become profitable. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of product candidates. Furthermore, we expect to continue to incur additional costs as a public company. Accordingly, we will likely need to obtain substantial additional funding. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. These factors raise substantial doubt about our ability to continue as a going concern.  The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

· the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;

· the emergence and effect of competing or complementary products;

· its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights; and

· its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel.

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

Contractual obligations and commitments

As of March 31, 2023, the 2023 Notes outstanding principal balance totals approximately $3.7 million. The notes bear no interest and mature 18 months from the issuance date.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of convertible notes, valuation of warrants, and valuation of equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

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

Fair Value of Common Stock

Following the Company’s initial public offering, a public trading market for our common stock has been established and it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the closing price of our common stock as reported on the date of grant.

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

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these convertible notes at fair value with changes in fair value recognized in the condensed statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. The 2023 Note does not accrue interest.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Control over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2020 and the period ended March 31, 2022, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of March 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully review and consider the information regarding certain risks and uncertainties facing us that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 7, 2023, we issued 112,000 warrants to purchase shares of our common stock with an exercise price of $3.50 per share in connection with the 2023 Private Placement. The warrants are not exercisable prior to September 7, 2023 and expire 5 years from the issuance date. We deemed this offering to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

There were no other sales of unregistered securities during the period covered by this report that have not previously been reported on Form 8-K.

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

4.1

Senior Secured Convertible Promissory Note, dated February 6, 2023, issued by PaxMedica, Inc. to Lind Global Fund II LP (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 7, 2023).

4.2	Warrant, dated February 6, 2023, issued by PaxMedica, Inc. to Lind Global Fund II LP (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2023).

10.1	Employment Agreement, dated as of January 1, 2023, between the Company and Howard J. Weisman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2023).†

10.2

Securities Purchase Agreement, dated as of February 2, 2023, between PaxMedica, Inc. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).

10.3

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

†	Indicates management contract.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2023	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chief Executive Officer

Tephen Sheldon
Dated: May 15, 2023	PAXMEDICA, INC.

	By:	/s/ Stephen D. Sheldon
	Name:	Stephen D. Sheldon
	Title:	Chief Financial Officer