Form 10-Q
period 2023-06-30
PaxMedica, Inc.
filed 2023-08-09
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PXMD	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2023, the Registrant had 16,436,509 shares of common stock, par value $0.0001 per share, issued and outstanding.

PAXMEDICA, INC.

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PAXMEDICA, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets
Cash	$3,069,894	$1,901,887
Accounts receivable	500,000	—
Prepaid and other current assets	1,574,348	302,431
Total current assets	5,144,242	2,204,318
Total assets	$5,144,242	$2,204,318

LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$658,711	$721,955
Accounts payable - related party	—	20,000
Accrued expenses	55,125	1,019,071
Note payable - fair value, current portion	1,611,336	173,543
Shares settled liability	—	160,949
Deferred revenue- current portion	100,000	—
Total current liabilities	2,425,172	2,095,518
Note payable - fair value, less current portion	53,711	—
Deferred revenue- less current portion	400,000
Total liabilities	2,878,883	2,095,518

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series X preferred shares, 500,000 shares authorized as of June 30, 2023 and December 31, 2022; 45,567 shares issued and outstanding at June 30, 2023 and December 31, 2022	5	5
Common stock, par value $0.0001; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 15,369,477 and 12,035,592 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,537	1,204
Additional paid-in capital	43,323,867	33,847,607
Accumulated deficit	(41,060,050)	(33,740,016)
Total stockholders’ equity	2,265,359	108,800
Total liabilities, and stockholders’ equity	$5,144,242	$2,204,318

The accompanying notes are an integral part of these condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
General and administrative	$2,768,910	$775,963	$6,583,094	$1,709,780
Research and development	589,029	151,425	811,520	1,222,129
Total operating expenses	3,357,939	927,388	7,394,614	2,931,909

Loss from operations	(3,357,939)	(927,388)	(7,394,614)	(2,931,909)

Other income (expense):
Interest expense	(3,928)	—	(7,856)	—
Loss on issuance of debt	—	(303,012)	—	(303,012)
Loss on extinguishment of debt	—	—	(36,850)	—
Change in fair value of notes	(124,087)	(103,950)	211,277	(103,950)
Change in fair value of SAFE	—	1,356,545	—	2,990,762
Change in fair value warrant liability	—	(3,163)	—	2,230,603
Other expense	(333)	—	(91,991)	—
Total other income (expense)	(128,348)	946,420	74,580	4,814,403

Net income (loss)	$(3,486,287)	$19,032	$(7,320,034)	$1,882,494

Basic weighted average number of shares outstanding	14,669,439	6,913,492	13,659,168	6,913,492
Diluted weighted average number of shares outstanding	14,669,439	6,913,492	13,659,168	7,473,519

Basic net income (loss) per share	$(0.24)	$0.00	$(0.54)	$0.19
Diluted net income (loss) per share	$(0.24)	$0.00	$(0.54)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Three Months Ended June 30, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	45,567	$5	13,920,234	$1,392	$40,105,133	$(37,573,763)	$2,532,767
Reclassification of shares settled liability to equity	—	—	7,206	1	34,499	—	34,500
Issuance of common stock in connection with equity purchase agreement	—	—	1,380,000	138	1,965,476	—	1,965,614
Delivery of common stock underlying restricted stock units, net of tax withholding	—	—	62,037	6	(45,891)	—	(45,885)
Stock-based compensation	—	—	—	—	1,264,650	—	1,264,650
Net loss	—	—	—	—	—	(3,486,287)	(3,486,287)
Balance at June 30, 2023	45,567	$5	15,369,477	$1,537	$43,323,867	$(41,060,050)	$2,265,359

For The Three Months Ended June 30, 2022

					Additional		Total
	Series Seed Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at April 1, 2022	2,696,439	$270	6,913,492	$691	$9,009,619	$(17,074,787)	$(8,064,207)
Stock-based compensation	—	—	—	—	148,818	—	148,818
Net income	—	—	—	—	—	19,032	19,032
Balance at June 30, 2022	2,696,439	$270	6,913,492	$691	$9,158,437	$(17,055,755)	$(7,896,357)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Six Months Ended June 30, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	45,567	$5	12,035,592	$1,204	$33,847,607	$(33,740,016)	$108,800
Reclassification of shares settled liability to equity	—	—	31,014	3	160,946	—	160,949
Issuance of common stock in connection with equity purchase agreement	—	—	2,580,000	258	4,770,357	—	4,770,615
Issuance of common stock warrants in connection with notes payable, net of fees	—	—	—	—	1,155,642	—	1,155,642
Delivery of common stock underlying restricted stock units, net of tax withholding	—	—	62,037	6	(45,891)	—	(45,885)
Stock-based compensation	—	—	660,834	66	3,435,206	—	3,435,272
Net loss	—	—	—	—	—	(7,320,034)	(7,320,034)
Balance at June 30, 2023	45,567	$5	15,369,477	$1,537	$43,323,867	$(41,060,050)	$2,265,359

For The Six Months Ended June 30, 2022

					Additional		Total
	Series Seed Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	2,696,439	$270	6,913,492	$691	$8,828,425	$(18,938,249)	$(10,108,863)
Stock-based compensation	—	—	—	—	330,012	—	330,012
Net income	—	—	—	—	—	1,882,494	1,882,494
Balance at June 30, 2022	2,696,439	$270	6,913,492	$691	$9,158,437	$(17,055,755)	$(7,896,357)

The accompanying notes are an integral part of these unaudited condensed financial statements

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(7,320,034)	$1,882,494
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,435,272	330,012
Change in fair value of notes	(211,277)	103,950
Change in fair value of SAFE	—	(2,990,762)
Loss on extinguishment of debt	36,850	—
Loss of issuance of debt	—	303,012
Change in fair value warrant liability	—	(2,230,603)
Other expense	91,991	—
Deferred revenue	500,000	—
Changes in assets and liabilities:
Prepaid and other current assets	(1,271,917)	—
Accounts receivable	(500,000)	—
Accounts payable	303,203	(76,885)
Accounts payable - related party	(20,000)	161,875
Accrued expenses	(863,518)	1,084,626
Net cash used in operating activities	(5,819,430)	(1,432,281)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes and warrants	3,200,000	997,250
Payment of costs in connection with convertible promissory notes and warrants	(503,696)	—
Proceeds from the issuance of common stock in connection with equity purchase agreement	4,770,615	—
Payment of costs in connection with equity purchase agreement	(195,997)	—
Repayment of convertible promissory notes	(237,600)	—
Settlement of shares withheld for payment of employee taxes	(45,885)	—
Net cash provided by financing activities	6,987,437	997,250

Net increase (decrease) in cash	1,168,007	(435,031)
Cash, beginning of period	1,901,887	444,087
Cash, end of period	$3,069,894	$9,056

Non-cash financing activities:
Reclassification of shares settled liability	$160,946	$—
Unpaid deferred offering costs and financing fees	$20,393	$342,542

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

Initial Public Offering

On August 9, 2022, the Company entered into an underwriting agreement relating to the public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,545,454 shares of its common stock to the underwriters, at a purchase price per share of $4.83 (the offering price to the public of $5.25 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-239676), as amended, under the Securities Act of 1933, that was filed by the Company under Rule 462(b) under the Securities Act. The Company also granted the underwriters a 45-day option to purchase up to 231,818 additional shares of common stock to cover over-allotments. On August 30, 2022, the Company received net proceeds from its public offering of approximately $6.0 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $1.4 million. In connection with its public offering the Company issued warrants to purchase 108,181 shares of the Company’s common stock with an exercise price of $6.5625 per share.

Going concern, liquidity and capital resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $41.1 million at June 30, 2023, a net loss of approximately $7.3 million, and approximately $5.8 million of net cash used in operating activities for the six months ended June 30, 2023.

Equity Purchase Agreement with Lincoln Park Capital

During the six months ended June 30, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC (LPC), the Company received net proceeds of approximately $4.6 million from the issuance of 2.6 million shares of the Company’s common stock (See Note 8).

2023 Note

During the six months ended June 30, 2023, the Company issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock (See Note 6).

Vox Nova Exclusive Pharmacy Distribution Agreement

On June 30, 2023, the Company entered into an exclusive specialty benefit manager agreement with Vox Nova, LLC (“Vox Nova”) pursuant to which Vox Nova will act as the exclusive United States distributor for the Company’s lead pipeline asset, PAX-101 intravenous suramin. Vox Nova will provide certain distribution management, pharmacy benefit management, sales and supply monitoring services to the Company with respect to PAX-101, in the event PAX-101 receives FDA approval. The distribution agreement also provides for an exclusivity fee payable to the Company of up to $2.0 million, payable in installments based on various time and regulatory approval parameters. Vox Nova will pay $0.5 million of the exclusivity fee upfront in connection with the signing of the distribution agreement when the distribution right was transferred to Vox Nova. The remaining $1.5 million is due in four equal installments over a one-year period after PAX-101 is approved by the FDA and made available for distribution. The Company recognized the $0.5 million upfront fee in deferred revenue as of June 30, 2023.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company will likely need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, or the completion of a licensing transaction for one or more of the Company’s pipeline assets. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed financial statements. The accompanying condensed financial statements do not include any adjustments that result from the outcome of these uncertainties.

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023(the “2022 Annual Report”).

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Concentrations of cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents or short-term investments.

Financial instruments that potentially subject the Company to the concentration of credit risk consist primarily of cash. The Company maintains its cash at high credit quality financial institutions, which may at times, be in excess of federal insured limits. The Company believes it is not exposed to any significant losses due to credit risk on cash.

Accounts Receivable and Allowances for Doubtful Accounts

The Company records a provision for doubtful accounts, when appropriate, based on historical experience and a detailed assessment of them collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and economic conditions that could affect the collectability of the balances in the future. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has not incurred any bad debt expense to date and no allowance for doubtful accounts has been recorded during the periods presented.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. During the six months ended June 30, 2023, the Company issued the 2023 Notes and warrants in connection with the 2023 Notes. The 2023 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the statements of operations and disclosed in the condensed financial statements. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, approximate fair value due to the short-term nature of these instruments.

Convertible Note

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its 2023 Note (See Note 3). In accordance with ASC 825, the Company recognizes the 2023 Note at fair value with changes in fair value recognized in the condensed statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible note were recognized in general and administrative expense. The 2023 Note does not accrue interest.

Revenue Recognition

The Company follows the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a five-step model to determine how revenue is recognized. In determining the appropriate amount of revenue to be recognized, the Company performs the following steps: (i) identification of the contracts with a customer; (ii) determination of the performance obligations in the contract; (iii) measurement of the transaction price, including potential constraints on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated stand-alone selling prices; and (v) recognition of revenue when (or as) the Company satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance or contract-term using the cumulative catch-up method. The Company allocates the total transaction price to each performance obligation based on the relative standalone selling prices of the promised goods or service underlying each performance obligation.

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock, unvested restricted stock units and the SAFE investment are participating securities as they participate in undistributed earnings on an as-if converted basis. The Company computes income (loss) per share of common stock using the two-class method required for participating securities.

Basic income per share includes an allocation of undistributed income to the Company’s participating securities. Diluted income (loss) per share is calculated using the more dilutive approach of (i) applying the treasury stock method, the if-converted method, or contingently issuable method and (ii) adding back the undistributed income allocated to participating securities in arriving at basic income per share, assuming that all other dilutive potential common shares have been exercised and then next reallocating the undistributed income.

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

The Company’s common stock equivalents have been excluded from the computation of diluted loss per share for the three and six month months ended June 30, 2023, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted loss per share is the same for the three and six months ended

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023. The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(3,486,287)	$19,032	$(7,320,034)	$1,882,494
Amount allocated to participating common shareholders	—	(5,831)	—	(576,802)
Net income (loss) allocated to common shareholders- Basic	$(3,486,287)	$13,201	$(7,320,034)	$1,305,692

Net income (loss)	(3,486,287)	19,032	(7,320,034)	1,882,494
Less: Change in fair value of warrant liabilities	—	—	—	(2,230,603)
Net income (loss) allocated to common shareholders- Diluted	$(3,486,287)	$19,032	$(7,320,034)	$(348,109)

Denominator:
Basic weighted average number of shares outstanding	14,669,439	6,913,492	13,659,168	6,913,492
Add:
Warrants	—	—	—	560,027
Diluted weighted average number of shares outstanding	14,669,439	6,913,492	13,659,168	7,473,519

Basic net income (loss) per share	$(0.24)	$0.00	$(0.54)	$0.19

Diluted net income (loss) per share	$(0.24)	$0.00	$(0.54)	$(0.05)

The following securities were excluded from the computation of diluted net loss per share attributable to common shareholders for the six months ended June 30, 2023 and 2022, because including them would have been anti-dilutive:

	June 30,
	2023	2022
Preferred stock	—	1,557,435
Series X preferred stock	867,943	—
Unvested restricted stock units	1,915,711	1,086,500
Common stock warrants	1,387,409	—
SAFE investment (1)	—	410,169
Convertible notes	2,140,780	189,684
Total	6,311,843	3,243,788

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 3. Fair Value Measurements

Convertible Notes

During the six months ended June 30, 2023, the Company issued the 2023 Note. The fair value of the 2023 Note on the issuance date and as of June 30, 2023 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its 2023 Note (See Note 2) and its convertible notes issued in 2022 (the “2022 Notes”). The notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements. During the six months ended June 30, 2023, the Company paid off the remaining balance of its 2022 Notes (approximately $0.2 million) with a portion of the proceeds received from the 2023 Note.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2022 Notes as of the payoff date of February 6, 2023, and the 2023 Note upon the issuance date, and as of June 30, 2023 is as follows:

	February 6, 2023	June 30, 2023
Dividend yield	—%	—%
Expected price volatility	30.0 - 53.7%	30%
Risk free interest rate	4.65 - 4.89%	5.35%
Expected term (in years)	0.5 - 1.4	0.1 - 1.0

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023 and December 31, 2022:

Fair value measured at June 30, 2023
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$1,665,047	$—	$—	$1,665,047

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$173,543	$—	$—	$173,543

For the three and six months ended June 30, 2023, there was a change of approximately $(0.1) million and $0.2 million in Level 3 liabilities measured at fair value, respectively. For the three and six months ended June 30, 2022, there was a change of approximately $1.25 million and $5.1 million in Level 3 liabilities measured at fair value, respectively.

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

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2023. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Convertible Notes
Balance at December 31, 2022	$173,543
Issuance of convertible notes	1,903,531
Repayment of convertible notes	(237,600)
Loss on extinguishment of debt	36,850
Change in fair value	(211,277)
Balance at June 30, 2023	$1,665,047

Note 4. Prepaid and other current assets

As of June 30, 2023, the Company recorded prepaid expenses and other current assets of approximately $1.6 million, primarily consisting of services to be performed for research and development activities. As of December 31, 2022, prepaid and other current assets totaled approximately $0.3 million, primarily consisting of directors and officers insurance.

Note 5. Accrued Expenses

The Company’s accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Employee and related expenses	$9,839	$510,297
Directors and officers insurance	38,536	269,753
Professional fees	6,750	162,021
Research and development	-	77,000
Total accrued expenses	$55,125	$1,019,071

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6. Convertible promissory notes

During the six months ended June 30, 2023, the Company issued the 2023 Note with a principal balance of $3.7 million. The Company received proceeds of approximately $3.2 million and incurred fees of approximately $0.5 million. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock. The 2023 Note is secured by all of the Company’s assets and personal property. The 2023 Note is convertible into shares of the Company's common stock at any time, provided that no such conversion would result in the beneficial ownership by the investor and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Note is equal to $3.50, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price. The 2023 Note provides that, commencing August 6, 2023, the Company will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. The shares issued as monthly payments must either be eligible for immediate resale under Rule 144 or be registered. Any portion of a monthly payment being made in cash shall include a premium of 5% of such cash amount.

As of June 30, 2023, the outstanding principal balance of the 2023 Notes was approximately $3.7 million. As of December 31, 2022, the outstanding principal balance of the 2022 Notes was approximately $0.2 million, and proceeds received from the 2023 Note were used to repay the remaining balance of the 2022 Notes.

For the six months ended June 30, 2023, the Company recorded a $0.2 million change in fair value of its notes, and a loss on extinguishment of debt of approximately $37,000, which are included in the accompanying condensed statements of operations. For the six months ended June 30, 2022, the Company recorded a loss on issuance of debt of $0.3 million, and a fair value loss of $0.1 million that is included in the change in fair value of notes, in the accompanying condensed statements of operations.

Note 7. Stock-based compensation

Stock-based Compensation

The following is a summary of stock-based compensation during the three and six months ended June 30, 2023 and 2022:

	Three month Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Canceled stock options	$44,768	$148,818	$110,671	$330,012
Restricted stock units	1,219,882	—	3,324,601	—
Total	$1,264,650	$148,818	$3,435,272	$330,012

Restricted Stock Units

The following is a summary of the restricted stock units during the six months ended June 30, 2023:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested as of December 31, 2022	1,852,582	$4.79
Granted	812,000	1.79
Vested	(773,871)	5.05
Unvested as of June 30, 2023	1,890,711	$3.40

During the six months ended June 30, 2023, the Company granted 812,000 time-based RSUs with a fair value of approximately $1.5 million to members of its board of directors and employees of the Company. The RSUs are subject to service conditions and vest 33.34% on the one year anniversary of the grant date, with the remaining units vesting on each three-month anniversary thereafter.

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

During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense related to the RSUs of approximately $1.2 million and $3.3 million, respectively. No stock-based compensation expense related to the RSUs was recognized during the three  and six months ended June 30, 2022. The unamortized stock-based compensation expense related to RSUs as of June 30, 2023 is approximately $3.2 million, which is expected to be recognized over a remaining weighted average vesting period of 1.1 years.

Performance-based Restricted Stock Units

As of June 30, 2023, there were 25,000 performance-based restricted stock units with a fair value of approximately $60,000 outstanding. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner. No performance-based RSUs were issued during the six months ended June 30, 2023.

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were canceled in exchange for RSUs. No stock options were outstanding as of June 30, 2023 and 2022. Compensation cost related to the canceled stock options of $4.3 million will continue to be recognized over the original vesting criteria.

During the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.04 million and $0.1 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.1 million and $0.3 million, respectively. The unamortized stock-based compensation expense related to canceled stock options as of June 30, 2023 is approximately $0.05 million.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Warrants

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2023:

		Weighted		Weighted Average
	Shares	Average	Aggregate	Remaining
	Underlying	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Term (Years)
Outstanding as of December 31, 2022	445,409	$4.47	$—	3.9
Issued	942,000	$3.27
Outstanding as of June 30, 2023	1,387,409	$3.66	$—	3.7

Exercisable as of June 30, 2023	1,275,409	$3.67	$—	4.7

On January 19, 2023, the Company issued warrants to purchase 30,000 shares of the Company’s common stock with an exercise price of $3.00 per share as consideration to waive the lock-up restriction related to its August IPO. The warrants expire 5 years from the issuance date.

On February 6, 2023, the Company issued warrants to purchase 800,000 shares of the Company’s common stock with an exercise price of $3.25 per share in connection with the issuance of its 2023 Note (See Note 6).

On March 7, 2023, the Company issued warrants to purchase 112,000 shares of the Company’s common stock with an exercise price of $3.50 per share as consideration to waive the lock-up restriction related to its August IPO. The warrants are not exercisable prior to September 7, 2023 and expire 5 years from the issuance date.

Note 8. Preferred and common stock

Series X Preferred Stock

There were no shares of Series X preferred stock issued during the three and six months ended June 30, 2023. As of June 30, 2023, there were 45,567 shares of Series X preferred stock outstanding.

Common Stock

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with LPC which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement. During the six months ended June 30, 2023, the Company issued 2.6 million shares of common stock, receiving net proceeds of approximately $4.6 million.

During the six months ended June 30, 2023, the Company issued 722,871 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees. The Company withheld 28,500 of these shares at a fair value of approximately $0.05 million, to cover the withholding taxes related to the settlement of these vested restricted stock units.

During the six months ended June 30, 2023, the Company issued 31,014 shares of its common stock in settlement of a shares settled liability at December 31, 2022 of approximately $161,000.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9. Commitments and contingencies

Litigation

As of June 30, 2023 and 2022, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 10. Related party transactions

Expenses - During the three-month periods ended June 30, 2023 and 2022, the Company expensed $60,000 for management fees owed to Tardimed. During the six-month periods ended June 30, 2023 and 2022 the Company expensed $120,000 for management fees owed to Tardimed.

Accounts payable – As of June 30, 2023 there were no related party payables. As of June 30 2022, related party payables totaled $163,000, consisting of $120,000 owed to Tardimed for management fees, and $43,000 owed to members of our board of directors.

Prepaids – As of June 30, 2023, the Company paid $0.1 million for services to be performed by PoloMar, a related party due to their ownership by Tardimed.

Note 11. Subsequent events

The Company has evaluated all subsequent events through the date of filing, August 9, 2023, of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed financial statements as of June 30, 2023, and events which occurred after June 30, 2023, but which were not recognized in the condensed financial statements.

Common Stock

Subsequent to June 30, 2023, in connection with its equity purchase agreement with LPC, the Company received proceeds of approximately $0.8 million from the issuance of 1.0 million shares of the Company’s common stock (See Note 8).

2023 Note

Subsequent to June 30, 2023, in connection with the 2023 Note with the Lind Capital Partners, the Company elected to pay the August payment in cash of approximately $0.3 million instead of issuing the Company’s common stock (see Note 6).

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

● our lack of operating history;

● the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital, including through future sales and issuances of equity or equity-linked securities which could also result in substantial dilution to our stockholders;

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

● adverse developments affecting the financial markets;

● the accuracy of our estimates regarding expenses and capital requirements; and

● our ability to adequately support organizational and business growth.

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and under “Cautionary Note Regarding Forward-Looking Statements” of this Item 2.

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

We have not generated any product revenue to date and, through June 30, 2023, we had an accumulated deficit of approximately $41.1 million. To date, we have financed our operations through contributions from our prior members, proceeds from our initial public offering, the issuance of our convertible notes (including the 2023 Note, as described herein), the issuance of our Simple Agreement For Equity (“SAFE”), the issuance of Series X preferred stock, par value $0.0001 per share (“Series X preferred stock”) and the sale of shares of common stock to LPC pursuant to the Lincoln Park Purchase Agreement. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101, and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

Equity Purchase Agreement with Lincoln Park Capital

During the six months ended June 30, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC, the Company received net proceeds of approximately $4.6 million from the issuance of 2.6 million shares of the Company’s common stock.

Convertible Notes

During the six months ended June 30, 2023, the Company issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock. The 2023 Note is secured by all of the Company’s assets and personal property. The 2023 Note is convertible into shares of the Company's common stock at any time, provided that no such conversion would result in the beneficial ownership by the investor and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Note is equal to $3.50, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price. The 2023 Note provides that, commencing August 6, 2023, the Company will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. The shares issued as monthly payments must either be eligible for immediate resale under Rule 144 or be registered. Any portion of a monthly payment being made in cash shall include a premium of 5% of such cash amount.

As of June 30, 2023, the outstanding principal balance of the 2023 Note was approximately $3.7 million.

Vox Nova Exclusive Pharmacy Distribution Agreement

On June 30, 2023, the Company entered into an exclusive specialty benefit manager agreement with Vox Nova, LLC (“Vox Nova”) pursuant to which Vox Nova will act as the exclusive United States distributor for the Company’s lead pipeline asset, PAX-101 intravenous suramin. Vox Nova will provide certain distribution management, pharmacy benefit management, sales and supply monitoring services to the Company with respect to PAX-101, in the event PAX-101 receives FDA approval. The distribution agreement also provides for an exclusivity fee payable to the Company of up to $2.0 million, payable in installments based on various time and regulatory approval parameters. Vox Nova will pay $0.5 million of the exclusivity fee upfront in connection with the signing of the distribution agreement when the distribution right was transferred to Vox Nova. The remaining $1.5 million is due in four equal installments over a one-year period after PAX-101 is approved by the FDA and made available for distribution.

Financial Operations Overview

Revenue

To date, we have not generated any product revenue. Our ability to generate product revenue will depend on the successful development and eventual commercialization of our current, and any potential future, product candidates.

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

General and Administrative Expense

Our general and administrative expenses include costs associated with our executive, accounting, information technology and human resources functions. These expenses consist principally of payroll, employee benefits, travel, stock-based compensation and professional services fees such as consulting, audit, tax and legal fees, and general corporate costs. We expense all general and administrative expenses as incurred.

We expect our general and administrative expenses to increase primarily as a result of costs related to us operating as a public company, such as additional legal, accounting, corporate governance, and investor relations expenses, and directors’ and officers’ insurance premiums.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022
Operating expenses
General and administrative	$2,768,910	$775,963
Research and development	589,029	151,425
Total operating expenses	3,357,939	927,388
Loss from operations	(3,357,939)	(927,388)
Other income (expense), net	(128,348)	946,420
Net income (loss)	$(3,486,287)	$19,032

Operating expenses

General and administrative

General and administrative expenses were approximately $2.8 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. The $2.0 million increase in general and administrative expenses was primarily due to increases of $1.2 million of stock-based compensation recognized for our restricted stock units, $0.3 million for legal and professional fees, $0.3 million for payroll expenses and $0.2 million for other operating expenses.

Research and Development

Research and development expenses were approximately $0.6 million for the three months ended June 30, 2023 and approximately $0.15 million for the three months ended June 30, 2022. The $0.45 million increase  in research and development expenses was primarily attributable to additional costs incurred in connection with our research activities, including costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $0.6 million in research and development expenses incurred during the three months ended June 30, 2023, $0.38 million was associated with activities related to the HAT indication, and $0.22 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $0.15 million in research and development expenses incurred during the three months ended June 30, 2022, approximately $0.13 million was associated with activities related to the HAT indication, and approximately $0.02 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $10.3 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities.

Other Income (expense)

Other income (expense) was approximately $(0.1) million for the three months ended June 30, 2023 compared with other income (expense) of $0.9 million for the three months ended June 30, 2022. Other income (expense) of $(0.1) million for the three months ended June 30, 2023 was primarily comprised of $(0.1) million recognized for the change in fair value of our notes. Other income (expense) of approximately $0.9 million for the three months ended June 30, 2022 was primarily comprised of $1.35 million of income recognized for the change in fair value of our SAFE investment, offset by a $0.3 million loss on issuance of debt in connection with our 2022 Notes and $0.1 million recognized for the change in fair value of our convertible notes and warrants.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022
Operating expenses
General and administrative	$6,583,094	$1,709,780
Research and development	811,520	1,222,129
Total operating expenses	7,394,614	2,931,909
Loss from operations	(7,394,614)	(2,931,909)
Other income, net	74,580	4,814,403
Net income (loss)	$(7,320,034)	$1,882,494

Operating expenses

General and administrative

General and administrative expenses were approximately $6.6 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. The $4.9 million increase in general and administrative expenses was primarily due to increases of $3.1 million of stock-based compensation recognized for our restricted stock units, $1.0 million for legal and professional fees, $0.3 million for payroll expenses, $0.2 million for insurance expenses and $0.3 million for other operating expenses.

Research and Development

Research and development expenses were approximately $0.8 million for the six months ended June 30, 2023 and approximately $1.2 million for the six months ended June 30, 2022. The $0.4 million decrease in research and development expenses was primarily attributable to lower costs incurred in connection with our research activities, including lower costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $0.8 million in research and development expenses incurred during the six months ended June 30, 2023, $0.55 million was associated with activities related to the HAT indication, and $0.25 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $1.2 million in research and development expenses incurred during the six months ended June 30, 2022, approximately $1.1 million was associated with activities related to the HAT indication, and approximately $0.1 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $10.3 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities.

Other Income, net

Other income was approximately $0.1 million for the six months ended June 30, 2023 compared with other income of $4.8 million for the six months ended June 30, 2022. Other income of $0.1 million for the six months ended June 30, 2023 was primarily comprised of $0.2 million recognized for the change in fair value of our notes, offset by $0.1 million of other expense recognized to waive the lock-up restriction related to our August IPO. Other income of $4.8 million for the six months ended June 30, 2022 was primarily comprised of $2.2 million recognized for the change in fair value of our warrants, and $3.0 million recognized for the change in fair value of our SAFE investment, offset by a $0.3 million loss on issuance of debt recorded in connection with our 2022 convertible notes and $0.1 million for the change in fair value of our convertible notes.

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of June 30, 2023, we had an accumulated deficit since inception of approximately $41.1 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through June 30, 2023, we have funded our operations in large part through contributions from TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes of approximately $7.0 million, proceeds from the public common stock offering, net of fees, of approximately $6.0 million, our SAFE of $5.0 million, and the issuance of shares of our common stock in connection with our equity purchase agreement of $4.8 million.

Equity Purchase Agreement with Lincoln Park Capital

During the six months ended June 30, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC (LPC), the Company received net proceeds of approximately $4.6 million from the issuance of 2.6 million shares of the Company’s common stock.

Convertible Notes

During the six months ended June 30, 2023, the Company issued the 2023 Note with a principal balance of $3.7 million. The Company received proceeds of approximately $3.2 million, net of fees of $0.5 million. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 800,000 shares of the Company’s common stock. As of December 31, 2022, the outstanding principal balance of our 2022 Notes was approximately $0.2 million, and proceeds received from the 2023 Note were used to repay the remaining balance of the 2022 Notes.

Vox Nova Exclusive Pharmacy Distribution Agreement

On June 30, 2023, the Company entered into an exclusive specialty benefit manager agreement with Vox Nova, LLC (“Vox Nova”) pursuant to which Vox Nova will act as the exclusive United States distributor for the Company’s lead pipeline asset, PAX-101 intravenous suramin. Vox Nova will provide certain distribution management, pharmacy benefit management, sales and supply monitoring services to the Company with respect to PAX-101, in the event PAX-101 receives FDA approval. The distribution agreement also provides for an exclusivity fee payable to the Company of up to $2.0 million, payable in installments based on various time and regulatory approval parameters. Vox Nova will pay $0.5 million of the exclusivity fee upfront in connection with the signing of the distribution agreement when the distribution right was transferred to Vox Nova. The remaining $1.5 million is due in four equal installments over a one-year period after PAX-101 is approved by the FDA and made available for distribution.

Operating activities

During the six months ended June 30, 2023, net cash used in operating activities was $5.8 million, which primarily included our net loss of approximately $7.3 million, adjusted for non-cash expenses of approximately $3.8 million including stock-based compensation of approximately $3.4 million, $0.1 million of other expense and $0.5 million in deferred revenue related to the Vox Nova distribution agreement, offset by the change in fair value of our convertible notes of $0.2 million. The net change in operating assets and liabilities was approximately $2.3 million and was primarily due to decreases in accounts payable and accrued expenses of $0.6 million, increases in prepaid and other current assets of $1.2 million, and an increase in accounts receivables of $0.5 million.

During the six months ended June 30, 2022 , net cash used in operating activities was $1.4 million, which primarily included our net income of approximately $1.9 million, adjusted for non-cash expenses of approximately $4.5 million, including the change in fair value of our SAFE liability of $3.0 million and the change in fair value of our warrant liability of $2.2 million, offset by stock-based compensation of approximately $0.3 million, loss on issuance of debt of $0.3 million recorded in connection with the issuance of our 2022 Notes, and the change in fair value of our 2022 Notes of $0.1 million. The net change in operating assets and liabilities was approximately $1.2 million and was primarily due to increases in accounts payable and accrued expenses.

Investing Activities

There were no investing activities during the six months ended June 30, 2023 and 2022.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was approximately $7.0 million, consisting of net proceeds of $2.7 million received in connection with the issuance of our 2023 Note and warrants, net of fees paid of $0.5 million, and net proceeds of $4.6 million received from the issuance of shares of our common stock in connection with our equity purchase agreement with LPC, net of fees paid of $0.2 million, offset by the repayment of our 2022 Notes of $0.2 million and settlement of shares withheld for payment of employee taxes of $0.1 million.

During the six months ended June 30, 2022, net cash provided by financing activities was approximately $1.0 million, consisting of proceeds received from the issuance of our 2022 Notes and warrants.

Funding requirements

As of June 30, 2023, we had a cash balance of approximately $3.1 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements such as, collaborations, strategic alliances and licensing arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity or equity-linked securities may dilute existing stockholders and may contain senior rights and preferences compared to currently outstanding shares of common and preferred stock. Debt securities issued or other debt financing incurred may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

Contractual obligations and commitments

As of June 30, 2023, the 2023 Notes outstanding principal balance totals approximately $3.7 million. The notes bear no interest and mature 18 months from the issuance date.

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

●Expected Volatility. The expected volatility was based on the historical share volatility of several comparable publicly traded companies over a period of time equal to the expected term of the options, as we did not have any material trading history to use the volatility of our own common stock. The comparable companies were chosen based on their size, stage in life cycle and area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

Emerging Growth Company Status

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Control over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2022, and the period ended March 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of June 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

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

To remediate the above material weaknesses, we have developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We do not believe that the remediation of these material weaknesses will result in significant incremental cost. However, another significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully review and consider the information regarding certain risks and uncertainties facing us that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to such matters during the quarter ended June 30, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 19, 2023 in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC (LPC), the Company issued 630,000 shares of common stock and received net proceeds of approximately $1.1 million.

In June 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC (LPC), the Company issued 750,000 shares of common stock and the Company received net proceeds of approximately $0.9 million.

The issuances under the LPC equity purchase agreement were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Specialty Benefit Manager Agreement dated June 30, 2023 between PaxMedica, Inc. and Vox Nova, LLC. §

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

†	Indicates management contract.
§	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type of information the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2023	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chief Executive Officer

Tephen Sheldon
Dated: August 9, 2023	PAXMEDICA, INC.

	By:	/s/ Stephen D. Sheldon
	Name:	Stephen D. Sheldon
	Title:	Chief Financial Officer