Form 10-Q
period 2023-09-30
PaxMedica, Inc.
filed 2023-11-16
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 15, 2023, the Registrant had 2,292,715 shares of common stock, par value $0.0001 per share, issued and outstanding.

PAXMEDICA, INC.

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PAXMEDICA, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets
Cash	$1,152,961	$1,901,887
Accounts receivable	500,000	—
Prepaid and other current assets	1,580,616	302,431
Total current assets	3,233,577	2,204,318
Total assets	$3,233,577	$2,204,318

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,644,996	$721,955
Accounts payable - related party	—	20,000
Accrued expenses	44,232	1,019,071
Note payable - fair value, current portion	1,581,268	173,543
Shares settled liability	—	160,949
Total current liabilities	3,270,496	2,095,518
Deferred revenue	500,000	—
Total liabilities	3,770,496	2,095,518

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series X preferred shares, 500,000 shares authorized as of September 30, 2023 and December 31, 2022; 45,567 shares issued and outstanding at September 30, 2023 and December 31, 2022	5	5
Common stock, par value $0.0001; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 1,073,815 and 707,976 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	107	71
Additional paid-in capital	45,572,237	33,848,740
Accumulated deficit	(46,109,268)	(33,740,016)
Total stockholders’ equity (deficit)	(536,919)	108,800
Total liabilities, and stockholders’ equity (deficit)	$3,233,577	$2,204,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
General and administrative	$2,425,849	$2,367,711	$9,008,943	$4,077,491
Research and development	1,938,672	327,268	2,750,192	1,549,397
Total operating expenses	4,364,521	2,694,979	11,759,135	5,626,888

Loss from operations	(4,364,521)	(2,694,979)	(11,759,135)	(5,626,888)

Other income (expense):
Interest expense	(1,309)	(1,309)	(9,165)	(1,309)
Loss on conversion of SAFE	—	(5,338,808)	—	(5,338,808)
Loss on issuance of debt	—	(88,234)	—	(391,246)
Loss on extinguishment of debt	(357,407)	(3,940)	(394,257)	(3,940)
Change in fair value of notes	(325,981)	(151,195)	(114,704)	(255,145)
Change in fair value of SAFE	—	(2,827,737)	—	163,025
Change in fair value warrant liability	—	(357,411)	—	1,873,192
Other expense	—	—	(91,991)	—
Total other expense	(684,697)	(8,768,634)	(610,117)	(3,954,231)

Net loss	$(5,049,218)	$(11,463,613)	$(12,369,252)	$(9,581,119)

Basic weighted average number of shares outstanding	971,738	539,864	859,439	451,560
Diluted weighted average number of shares outstanding	971,738	539,864	859,439	451,560

Basic net loss per share	$(5.20)	$(21.23)	$(14.39)	$(21.22)
Diluted net loss per share	$(5.20)	$(21.23)	$(14.39)	$(21.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Three Months Ended September 30, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at July 1, 2023	45,567	$5	904,087	$90	$43,325,314	$(41,060,050)	$2,265,359
Issuance of common stock in connection with convertible note	—	—	96,122	10	445,157	—	445,167
Issuance of common stock in connection with equity purchase agreement	—	—	57,353	6	795,295	—	795,301
Delivery of common stock underlying restricted stock units, net of tax withholding	—	—	16,253	1	(58,435)	—	(58,434)
Stock-based compensation	—	—	—	—	1,064,906	—	1,064,906
Net loss	—	—	—	—	—	(5,049,218)	(5,049,218)
Balance at September 30, 2023	45,567	$5	1,073,815	$107	$45,572,237	$(46,109,268)	$(536,919)

For The Three Months Ended September 30, 2022

							Additional		Total
	Series Seed Preferred Stock		Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at July 1, 2022	2,696,439	$270	—	$—	406,676	$41	$9,159,087	$(17,055,755)	$(7,896,357)
Issuance of Series X preferred stock	—	—	3,200	1	—	—	299,999	—	300,000
Conversion of SAFE liability to Series X preferred stock	—	—	100,000	20	—	—	9,999,980	—	10,000,000
Issuance of common stock and warrants	—	—	—	—	90,909	9	6,023,004	—	6,023,013
Issuance of common stock in connection with conversion of notes payables	—	—	—	—	14,006	1	1,159,499	—	1,159,500
Issuance of Series X preferred stock in connection with conversion of notes payable	—	—	2,555	—	—	—	296,819	—	296,819
Conversion of Series Seed preferred stock to common stock	(2,696,439)	(270)	—	—	91,614	9	261	—	—
Conversion of Series X preferred stock to common stock	—	—	(61,689)	(6)	69,117	7	(1)	—	—
Warrants exchanged for shares of common stock and Series X preferred stock	—	—	1,250	—	20,588	2	2,009,205	—	2,009,207
Reclassification of warrants to equity	—	—	—	—	—	—	912,580	—	912,580
Stock-based compensation	—	—	—	—	—	—	1,047,153	—	1,047,153
Net loss	—	—	—	—	—	—	—	(11,463,613)	(11,463,613)
Balance at September 30, 2022	—	$—	45,316	$15	692,910	$69	$30,907,586	$(28,519,368)	$2,388,302

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Nine Months Ended September 30, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	45,567	$5	707,976	$71	$33,848,740	$(33,740,016)	$108,800
Reclassification of shares settled liability to equity	—	—	1,824	—	160,949	—	160,949
Issuance of common stock in connection with convertible note	—	—	96,122	10	445,157	—	445,167
Issuance of common stock in connection with equity purchase agreement	—	—	209,118	21	5,565,895	—	5,565,916
Issuance of common stock warrants in connection with notes payable, net of fees	—	—	—	—	1,155,642	—	1,155,642
Delivery of common stock underlying restricted stock units, net of tax withholding	—	—	16,272	1	(104,320)	—	(104,319)
Stock-based compensation	—	—	42,503	4	4,500,174	—	4,500,178
Net loss	—	—	—	—	—	(12,369,252)	(12,369,252)
Balance at September 30, 2023	45,567	$5	1,073,815	$107	$45,572,237	$(46,109,268)	$(536,919)

For The Nine Months Ended September 30, 2022

							Additional		Total
	Series Seed Preferred Stock		Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	2,696,439	$270	—	$—	406,676	$41	$8,829,075	$(18,938,249)	$(10,108,863)
Issuance of Series X preferred stock	—	—	3,200	1	—	—	299,999	—	300,000
Conversion of SAFE liability to Series X preferred stock	—	—	100,000	20	—	—	9,999,980	—	10,000,000
Issuance of Common stock and warrants	—	—	—	—	90,909	9	6,023,004	—	6,023,013
Issuance of common stock in connection with conversion of notes payables	—	—	—	—	14,006	1	1,159,499	—	1,159,500
Issuance of Series X preferred stock in connection with conversion of notes payable	—	—	2,555	—	—	—	296,819	—	296,819
Conversion of Series Seed preferred stock to common stock	(2,696,439)	(270)	—	—	91,614	9	261	—	—
Conversion of Series X preferred stock to common stock	—	—	(61,689)	(6)	69,117	7	(1)	—	—
Warrants exchanged for shares of common stock and Series X preferred stock	—	—	1,250	—	20,588	2	2,009,205	—	2,009,207
Reclassification of warrants to equity	—	—	—	—	—	—	912,580	—	912,580
Stock-based compensation	—	—	—	—	—	—	1,377,165	—	1,377,165
Net loss	—	—	—	—	—	—	—	(9,581,119)	(9,581,119)
Balance at September 30, 2022	—	$—	45,316	$15	692,910	$69	$30,907,586	$(28,519,368)	$2,388,302

The accompanying notes are an integral part of these unaudited condensed financial statements

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(12,369,252)	$(9,581,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,500,178	1,377,165
Change in fair value of notes	114,704	255,145
Change in fair value of SAFE	—	(163,025)
Loss on conversion of SAFE	—	5,338,808
Loss on extinguishment of debt	394,257	3,940
Loss on issuance of debt	—	391,246
Change in fair value warrant liability	—	(1,873,192)
Other expense	91,991	—
Deferred revenue	500,000	—
Changes in assets and liabilities:
Prepaid and other current assets	(1,278,185)	(211,660)
Accounts receivable	(500,000)	—
Accounts payable	1,289,488	(65,578)
Accounts payable - related party	(20,000)	131,250
Accrued expenses	(874,411)	1,392,845
Net cash used in operating activities	(8,151,230)	(3,004,175)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes and warrants	3,200,000	1,240,970
Payment of costs in connection with convertible promissory notes and warrants	(503,696)	—
Proceeds from the issuance of common stock in connection with equity purchase agreement	5,565,916	—
Proceeds from issuance of common stock and warrants	—	6,582,450
Proceeds from issuance of Series X preferred stock	—	300,000
Payment of costs in connection with equity purchase agreement	(195,997)	—
Repayment of convertible promissory notes	(559,600)	—
Settlement of shares withheld for payment of employee taxes	(104,319)	—
Net cash provided by financing activities	7,402,304	8,123,420

Net increase (decrease) in cash	(748,926)	5,119,245
Cash, beginning of period	1,901,887	444,087
Cash, end of period	$1,152,961	$5,563,332

Non-cash financing activities:
Series X preferred stock issued in connection with conversion of notes payable	$—	$296,819
Common stock issued in connection with conversion of notes payable	$445,167	$1,159,500
Conversion of SAFE liability to Series X preferred stock	$—	$10,000,000
Warrants exchanged for Shares of common stock and Series X preferred stock	$—	$2,009,207
Reclassification of warrants to equity	$—	$912,580
Reclassification of shares settled liability	$160,949	$—
Unpaid deferred offering costs and financing fees	$20,393	$559,437

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

Initial Public Offering

On August 9, 2022, the Company entered into an underwriting agreement relating to the public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 90,909 shares of its common stock to the underwriters, at a purchase price per share of $82.11 (the offering price to the public of $89.25 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-239676), as amended, under the Securities Act of 1933, that was filed by the Company under Rule 462(b) under the Securities Act. The Company also granted the underwriters a 45-day option to purchase up to 13,637 additional shares of common stock to cover over-allotments. On August 30, 2022, the Company received net proceeds from its public offering of approximately $6.0 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $1.4 million. In connection with its public offering the Company issued warrants to purchase 6,364 shares of the Company’s common stock with an exercise price of $111.56 per share.

Going concern, liquidity and capital resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $46.1 million at September 30, 2023, a net loss of approximately $12.4 million, and approximately $8.2 million of net cash used in operating activities for the nine months ended September 30, 2023.

Equity Purchase Agreement with Lincoln Park Capital

During the nine months ended September 30, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC (LPC), the Company received net proceeds of approximately $5.4 million from the issuance of 0.2 million shares of the Company’s common stock (See Note 8).

2023 Note

During the nine months ended September 30, 2023, the Company issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 47,059 shares of the Company’s common stock (See Note 6).

Vox Nova Exclusive Pharmacy Distribution Agreement

On June 30, 2023, the Company entered into an exclusive specialty benefit manager agreement with Vox Nova, LLC (“Vox Nova”) pursuant to which Vox Nova will act as the exclusive United States distributor for the Company’s lead pipeline asset, PAX-101 intravenous suramin. Vox Nova will provide certain distribution management, pharmacy benefit management, sales and supply monitoring services to the Company with respect to PAX-101, in the event PAX-101 receives FDA approval. The distribution agreement also provides for an exclusivity fee payable to the Company of up to $2.0 million, payable in installments based on various time and regulatory approval parameters. Vox Nova will pay $0.5 million of the exclusivity fee upfront in connection with the signing of the distribution agreement when the distribution right was transferred to Vox Nova. The remaining $1.5 million is due in four equal installments over a one-year period after PAX-101 is approved by the FDA and made available for distribution. The Company recognized the $0.5 million upfront fee in deferred revenue in June 30, 2023.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Reverse Stock Split

On October 30, 2023, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Reverse Split Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-17 reverse stock split of our outstanding common stock (the “Reverse Stock Split”). The Amendment became effective October 30, 2023 (the “Reverse Split Effective Time”). The Reverse Split Amendment was authorized by our stockholders at our special meeting of stockholders on September 26, 2023.

The Reverse Split Amendment provides that, at the Reverse Split Effective Time, every 17 shares of our issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all or our shares of common stock outstanding immediately prior to the Reverse Split Effective Time. As a result of the Reserve Stock Split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued and outstanding immediately prior to the Reverse Split Effective Time, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our 2020 Plan (as defined below) immediately prior to the Reverse Split Effective Time has been reduced proportionately.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a number of shares rounded up to the next whole share in lieu thereof. The Reverse Stock Split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of our common stock (other than the nominal effect of the treatment of fractional shares).

Our common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on October 31, 2023.

All share and per share information referenced throughout this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split have been rounded up to the nearest whole share.

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023 (the “2022 Annual Report”).

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

Concentrations of cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents or short-term investments.

Financial instruments that potentially subject the Company to the concentration of credit risk consist primarily of cash. The Company maintains its cash at high credit quality financial institutions, which may at times, be in excess of federal insured limits. The Company believes it is not exposed to any significant losses due to credit risk on cash.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Accounts Receivable and Allowances for Doubtful Accounts

The Company records a provision for doubtful accounts, when appropriate, based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and economic conditions that could affect the collectability of the balances in the future. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has not incurred any bad debt expense to date and no allowance for doubtful accounts has been recorded during the periods presented.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. During the nine months ended September 30, 2023, the Company issued the 2023 Notes and warrants in connection with the 2023 Notes. The 2023 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the statements of operations and disclosed in the condensed financial statements. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, approximate fair value due to the short-term nature of these instruments.

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company’s common stock equivalents have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2023, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted loss per share is the same for the three and nine months ended September 30, 2023. The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(5,049,218)	$(11,463,613)	$(12,369,252)	$(9,581,119)
Amount allocated to participating common shareholders	—	—	—	—
Net loss allocated to common shareholders- Basic	$(5,049,218)	$(11,463,613)	$(12,369,252)	$(9,581,119)

Net loss	(5,049,218)	(11,463,613)	(12,369,252)	(9,581,119)
Less: Change in fair value of warrant liabilities	—	—	—	—
Net loss allocated to common shareholders- Diluted	$(5,049,218)	$(11,463,613)	$(12,369,252)	$(9,581,119)

Denominator:
Basic weighted average number of shares outstanding	971,738	539,864	859,439	451,560

Diluted weighted average number of shares outstanding	971,738	539,864	859,439	451,560

Basic net loss per share	$(5.20)	$(21.23)	$(14.39)	$(21.22)

Diluted net loss per share	$(5.20)	$(21.23)	$(14.39)	$(21.22)

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following securities were excluded from the computation of diluted net loss per share attributable to common shareholders for the nine months ended September 30, 2023 and 2022, because including them would have been anti-dilutive:

	September 30,
	2023	2022
Preferred stock	—	—
Series X preferred stock	51,056	50,775
Unvested restricted stock units	95,504	93,072
Common stock warrants	81,623	34,559
Convertible notes	669,173	2,192
Total	897,356	180,598

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

Note 3. Fair Value Measurements

Convertible Notes

During the nine months ended September 30, 2023, the Company issued the 2023 Note. The fair value of the 2023 Note on the issuance date and as of September 30, 2023 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its 2023 Note (See Note 2) and its convertible notes issued in 2022 (the “2022 Notes”). The notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements. During the nine months ended September 30, 2023, the Company paid off the remaining balance of its 2022 Notes (approximately $0.2 million) with a portion of the proceeds received from the 2023 Note.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2022 Notes as of the payoff date of February 6, 2023, and the 2023 Note upon the issuance date, and as of September 30, 2023 is as follows:

	February 6, 2023	September 30, 2023
Dividend yield	—%	—%
Expected price volatility	30.0 - 53.7%	30%
Risk free interest rate	4.65 - 4.89%	5.35%
Expected term (in years)	0.5 - 1.4	0.1 - 1.0

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023 and December 31, 2022:

Fair value measured at September 30, 2023
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$1,581,268	$—	$—	$1,581,268

Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$173,543	$—	$—	$173,543

For the three and nine months ended September 30, 2023, there was a change of approximately $0.1 million and $(0.2) million in Level 3 liabilities measured at fair value, respectively. For the three and nine months ended September 30, 2022, there was a change of approximately $3.3 million and $1.8 million in Level 3 liabilities measured at fair value, respectively.

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

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2023. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Convertible Notes
Balance at December 31, 2022	$173,543
Issuance of convertible notes	1,903,531
Issuance of common stock in connection with conversion of notes payable	(445,167)
Repayment of convertible notes	(559,600)
Loss on extinguishment of debt	394,257
Change in fair value	114,704
Balance at September 30, 2023	$1,581,268

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4. Prepaid and other current assets

As of September 30, 2023, the Company recorded prepaid expenses and other current assets of approximately $1.6 million, primarily consisting of services to be performed for research and development activities.  As of December 31, 2022, prepaid and other current assets totaled approximately $0.3 million, primarily consisting of directors and officers insurance. As of September 30, 2023 the Company has paid approximately $0.5 million for inventory in transit and paid approximately $0.7 million in research and development activities.

Note 5. Accrued Expenses

The Company’s accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Employee and related expenses	$37,482	$510,297
Directors and officers insurance	—	269,753
Professional fees	6,750	162,021
Research and development	—	77,000
Total accrued expenses	$44,232	$1,019,071

Note 6. Convertible promissory notes

During the nine months ended September 30, 2023, the Company issued the 2023 Note with a principal balance of $3.7 million. The Company received proceeds of approximately $3.2 million and incurred fees of approximately $0.5 million. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 47,059 shares of the Company’s common stock. The 2023 Note is secured by all of the Company’s assets and personal property. The 2023 Note is convertible into shares of the Company's common stock at any time, provided that no such conversion would result in the beneficial ownership by the investor and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Note is equal to $59.50, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price. The 2023 Note is an 18 month note and provides that, commencing August 6, 2023, the Company will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. The shares issued as monthly payments must either be eligible for immediate resale under Rule 144 or be registered. Any portion of a monthly payment being made in cash shall include a premium of 5% of such cash amount.

On September 5, 2023, the Company and the holder of the 2023 Note (the “Investor”) entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investor agreed to waive any default, any Event of Default, and any Mandatory Default Amount (each as defined in the 2023 Note) associated with the Company’s market capitalization being below $10 million for 10 consecutive days through December 31, 2023. Notwithstanding the waiver, the Investor retains its right to exercise conversion rights under 2.2(c)(2)(x) of the 2023 Note, which could result in a substantial amount of common stock issued at a significant discount to the trading price of the Company’s common stock. In addition, if the Company is unable to increase its market capitalization and is unable to obtain a further waiver or amendment to the 2023 Note, then the Company could experience an event of default under the 2023 Note, which could have a material adverse effect on the Company’s liquidity, financial condition, and results of operations. The Company cannot make any assurances regarding the likelihood, certainty, or exact timing of the Company’s ability to increase its market capitalization, as such metric is not within the immediate control of the Company and depends on a variety of factors outside the Company’s control.

As of September 30, 2023, the outstanding principal balance of the 2023 Notes was approximately $2.9 million. As of December 31, 2022, the outstanding principal balance of the 2022 Notes was approximately $0.2 million, and proceeds received from the 2023 Note were used to repay the remaining balance of the 2022 Notes.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2023, the Company recorded a $0.1 million change in fair value of its notes, and a loss on extinguishment of debt of approximately $0.4 million, and repaid approximately $0.8 million of the notes of which approximately $0.3 million in cash and stock issuances of approximately $.45 million, which are included in the accompanying condensed statements of operations. For the nine months ended September 30, 2022, the Company recorded a loss on issuance of debt of $0.4 million, and a change of fair value of $0.25 million that is included in the change in fair value of notes, in the accompanying condensed statements of operations

Note 7. Stock-based compensation

Stock-based Compensation

The following is a summary of stock-based compensation during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Canceled stock options	$30,242	$119,829	$140,913	$449,840
Restricted stock units	1,034,664	927,324	4,359,265	927,325
Total	$1,064,906	$1,047,153	$4,500,178	$1,377,165

Restricted Stock Units

The following is a summary of the restricted stock units during the nine months ended September 30, 2023:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested as of December 31, 2022	108,982	$81.51
Granted	47,771	30.47
Vested	(62,720)	84.75
Unvested as of September 30, 2023	94,033	$53.85

During the nine months ended September 30, 2023, the Company granted 47,771 time-based RSUs with a fair value of approximately $1.5 million to members of its board of directors and employees of the Company. The RSUs are subject to service conditions and vest 33.34% on the one year anniversary of the grant date, with the remaining units vesting on each three-month anniversary thereafter.

During the nine months ended September 30, 2022, 17,148 RSU’s (granted on January 1, 2022) were forfeited due to terminations of two of the Company’s employees and two of its board members.

During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense related to the RSUs of approximately $1.0 million and $4.4 million, respectively. During the three-month period ended September 30, 2022, the company recorded approximately $0.9 million in stock compensation expense related to the RSUs. The unamortized stock-based compensation expense related to RSUs as of September 30, 2023 is approximately $2.2 million, which is expected to be recognized over a remaining weighted average vesting period of 1.0 years.

Performance-based Restricted Stock Units

As of September 30, 2023, there were 1,471 performance-based restricted stock units with a fair value of approximately $60,000 outstanding. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner. No performance-based RSUs were issued during the nine months ended September 30, 2023.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were canceled in exchange for RSUs. No stock options were outstanding as of September 30, 2023 and 2022. Compensation cost related to the canceled stock options of $4.3 million will continue to be recognized over the original vesting criteria.

During the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.03 million and $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense related to the canceled stock options of approximately $0.1 million and $0.45 million, respectively. The unamortized stock-based compensation expense related to canceled stock options as of September 30, 2023 is approximately $0.02 million.

Warrants

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2023:

		Weighted		Weighted Average
	Shares	Average	Aggregate	Remaining
	Underlying	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Term (Years)
Outstanding as of December 31, 2022	26,204	$75.94	$—	3.9
Issued	55,419	55.62
Outstanding as of September 30, 2023	81,623	$62.14	$—	4.4

Exercisable as of September 30, 2023	81,623	$62.14	$—	4.4

On January 19, 2023, the Company issued warrants to purchase 1,768 shares of the Company’s common stock with an exercise price of $51.00 per share as consideration to waive the lock-up restriction related to its August IPO. The warrants expire 5 years from the issuance date.

On February 6, 2023, the Company issued warrants to purchase 47,059 shares of the Company’s common stock with an exercise price of $55.25 per share in connection with the issuance of its 2023 Note (See Note 6).

On March 7, 2023, the Company issued warrants to purchase 6,592 shares of the Company’s common stock with an exercise price of $59.50 per share as consideration to waive the lock-up restriction related to its August IPO. The warrants are not exercisable prior to September 7, 2023 and expire 5 years from the issuance date.

Note 8. Preferred and common stock

Series X Preferred Stock

There were no shares of Series X preferred stock issued during the three and nine months ended September 30, 2023. As of September 30, 2023, there were 45,567 shares of Series X preferred stock outstanding.

Common Stock

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with LPC which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement. During the nine months ended September 30, 2023, the Company issued 0.2 million shares of common stock, receiving net proceeds of approximately $5.4 million.

During the nine months ended September 30, 2023, the Company issued 58,744 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees. The Company withheld 3,650 of these shares

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

at a fair value of approximately $0.1 million, to cover the withholding taxes related to the settlement of these vested restricted stock units.

During the nine months ended September 30, 2023, the Company issued 1,824 shares of its common stock in settlement of a shares settled liability at December 31, 2022 of approximately $161,000.

Note 9. Commitments and contingencies

Litigation

As of September 30, 2023 and 2022, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 10. Related party transactions

Expenses - During the three-month periods ended September 30, 2023 and 2022, the Company expensed $60,000 for management fees owed to Tardimed. In addition, during the three-months ended September 30, 2023, the company entered into a Consulting Services agreement with Tardimed for regulatory support to gain registration of PAX-101 and expensed $27,500. During the nine-month periods ended September 30, 2023 and 2022 the Company expensed $180,000 for management fees owed to Tardimed for the Rent and Administrative Services agreement.

Accounts payable – As of September 30, 2023 there were no related party payables. As of September 30, 2022, related party payables totaled $132,000, consisting of $80,000 owed to Tardimed for management fees, $27,000 owed to members of our board of directors and $25,000 owed to the Company’s Chief Financial Officer for consulting services.

Prepaids – As of September 30, 2023, the Company paid $0.1 million for services to be performed by PoloMar, a related party due to their ownership by Tardimed.

Note 11. Subsequent events

The Company has evaluated all subsequent events through the date of filing, November 15, 2023, of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed financial statements as of September 30, 2023, and events which occurred after September 30, 2023, but which were not recognized in the condensed financial statements.

2023 Note

Subsequent to September 30, 2023, in connection with the 2023 Note with the Lind Capital Partners, the Company issued approximately 1.2 million shares of Common Stock with an approximate value of $2.7 million instead of making the monthly payment in cash (see Note 6).

Reverse Stock Split

On October 30, 2023, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Reverse Split Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-17 reverse stock split of our outstanding common stock (the “Reverse Stock Split”). The Amendment became effective October 30, 2023 (the “Reverse Split Effective Time”). The Reverse Split Amendment was authorized by our stockholders at our special meeting of stockholders on September 26, 2023.

The Reverse Split Amendment provides that, at the Reverse Split Effective Time, every 17 shares of our issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all or our shares of common stock outstanding immediately prior to the Effective Time. As a result of the Reserve Stock Split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

upon the exercise or vesting of all stock options and warrants issued us and outstanding immediately prior to the Reverse Split Effective Time, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our 2020 Plan (as defined below) immediately prior to the Reverse Split Effective Time has been reduced proportionately.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a number of shares rounded up to the next whole share in lieu thereof. The Reverse Stock Split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of our common stock (other than the nominal effect of the treatment of fractional shares).

Our common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on October 31, 2023.

All share and per share information referenced throughout this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split have been rounded up to the nearest whole share.

Rediscovery Life Sciences, LLC

On October 24, 2023, we acquired certain suramin research assets from Rediscovery Life Sciences (“RLS”) for the purchase price of $100,000. These assets were previously dedicated to the study of suramin's potential efficacy in treating acute kidney injury resulting from chronic kidney disease.

The newly acquired data from RLS is expected to bolster our ongoing efforts to support the submission for the approval of PAX-101, specifically for the treatment of African Sleeping Sickness caused by the Trypanosoma brucei rhodesiense parasite. The integration of the data from RLS will serve as a complementary component in the planned submission for the NDA.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital, including through future sales and issuances of equity or equity-linked securities which could also result in substantial dilution to our stockholders;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or our third-party manufacturers’, ability to manufacture cGMP batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	whether we will be successful in obtaining a priority review voucher, or PRV, for PAX-101 and the commercial value to be realized from any such PRV, if any;

●	our relationship with TardiMed, an affiliated entity that provides office space, important administrative services, and consulting services related to regulatory support to us, as well as our ability to attract and retain key executives and medical and scientific personnel;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party CROs to conduct our clinical trials;

●	our ability to obtain, maintain or protect the validity of our intellectual property, including our granted or potential future patents;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	adverse developments affecting the financial markets;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and under Item 1A – “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” of this Item 2.

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

We have not generated any product revenue to date and, through September 30, 2023, we had an accumulated deficit of approximately $46.1 million. To date, we have financed our operations through contributions from our prior members, proceeds from our initial public offering, the issuance of our convertible notes (including the 2023 Note, as described herein), the issuance of our Simple Agreement For Equity (“SAFE”), the issuance of Series X preferred stock, par value $0.0001 per share (“Series X preferred stock”) and the sale of shares of common stock to LPC pursuant to the Lincoln Park Purchase Agreement. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101, and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

Equity Purchase Agreement with Lincoln Park Capital

During the nine months ended September 30, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC, the Company received net proceeds of approximately $5.4 million from the issuance of 0.2 million shares of the Company’s common stock.

Convertible Notes

On February 2, 2023, the Company issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. The Company received proceeds of approximately $2.5 million, net of expenses and other costs. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 47,059 shares of the Company’s common stock. The 2023 Note is secured by all of the Company’s assets and personal property. The 2023 Note is convertible into shares of the Company's common stock at any time, provided that no such conversion would result in the beneficial ownership by the investor and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Note is equal to $59.50, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price. The 2023 Note provides that, commencing August 6, 2023, the Company will pay the outstanding principal amount of the 2023 Note in twelve consecutive monthly payments of $306,666.66 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the 5 lowest VWAPs during the 20 days prior to the payment date, or a combination of cash and stock. The shares issued as monthly payments must either be eligible for immediate resale under Rule 144 or be registered. Any portion of a monthly payment being made in cash shall include a premium of 5% of such cash amount.

On September 5, 2023, the Company and the holder of the 2023 Note (the “Investor”) entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investor agreed to waive any default, any Event of Default, and any Mandatory Default Amount (each as defined in the 2023 Note) associated with the Company’s market capitalization being below $10 million for 10 consecutive days through December 31, 2023. Notwithstanding the waiver, the Investor retains its right to exercise conversion rights under 2.2(c)(2)(x) of the 2023 Note, which could result in a substantial amount of common stock issued at a significant discount to the trading price of the Company’s common stock.

As of September 30, 2023, the outstanding principal balance of the 2023 Note was approximately $2.9 million.

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

Potential Priority Review Voucher Monetization

We may be eligible to receive a tropical disease Priority Review Voucher (“PRV”) for PAX-101, as HAT is defined as a disease qualifying for a tropical disease PRV under Section 524 of the Federal Food, Drug and Cosmetic Act. We are exploring potential monetization opportunities in connection with receipt of a potential PRV. On October 17, 2023, we entered into an Asset Divestiture Engagement Agreement (the “BP Engagement Agreement”) with Bourne Capital Partners, LLC (“BP”) to engage BP as our exclusive advisor to assist us in exploring a potential sale of the rights to a PRV. However, there can be no assurance that we will receive approval from the FDA for PAX-101, and even if PAX-101 is approved by the FDA, there is a risk that we will not receive a tropical disease PRV. Further, the PRV program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for PAX-101 and qualify for a PRV, the program may no longer be in effect at the time of approval. In addition, although PRVs may be sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a PRV.

Type-B Meeting for HAT-301

On October 26, 2023, we completed a type-B meeting with the FDA, where we discussed the results of our recent data from our PAX-HAT-301 study of suramin in HAT. We received constructive feedback which will aid in the completion of the remaining work necessary to file a New Drug Application expected in the second half of 2024. Most of the work to achieve this important milestone will focus on completing the production of commercial lots of PAX-101 under CMC regulatory guidelines, underway now and scheduled to conclude in the first half of 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022
Operating expenses
General and administrative	$2,425,849	$2,367,711
Research and development	1,938,672	327,268
Total operating expenses	4,364,521	2,694,979
Loss from operations	(4,364,521)	(2,694,979)
Other income (expense), net	(684,697)	(8,768,634)
Net loss	$(5,049,218)	$(11,463,613)

Operating expenses

General and administrative

General and administrative expenses were approximately $2.4 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively. There was a minimal increase in general and administrative expenses was primarily due to $0.02 million for payroll expenses offset by a decrease of $0.03 million in legal and professional services.

Research and Development

Research and development expenses were approximately $1.9 million for the three months ended September 30, 2023 and approximately $0.3 million for the three months ended September 30, 2022. The $1.6 million increase in research and development expenses was primarily attributable to additional costs incurred in connection with our research activities, including costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $1.9 million in research and development expenses incurred during the three months ended September 30, 2023, $1.2 million was associated with activities related to the HAT indication, and $0.7 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $0.3 million in research and development expenses incurred during the three months ended September 30, 2022, approximately $0.3 million was associated with activities related to the HAT indication, and approximately $0.02 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $10.3 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities.

Other Income (expense)

Other income (expense) was approximately $(0.7) million for the three months ended September 30, 2023 compared with other income (expense) of $(8.8) million for the three months ended September 30, 2022. Other income (expense) of $(0.7) million for the three months ended September 30, 2023 was primarily comprised of $(0.35) million recognized for the change in fair value of our notes and $(0.35) million recognized for the loss on extinguishment of debt. Other income (expense) of approximately $(8.8) million for the three months ended September 30, 2022 was primarily comprised of $(2.8) million recognized for the change in fair value of our SAFE investment, $(5.3) million loss on conversion of SAFE to series X preferred stock, $(0.4) million recognized for the change in fair value of our warrant liability, $(0.2) million recognized for the change in fair value of our 2022 Notes, and $(0.1) million recognized for the loss on issuance of our 2022 Notes.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022
Operating expenses
General and administrative	$9,008,943	$4,077,491
Research and development	2,750,192	1,549,397
Total operating expenses	11,759,135	5,626,888
Loss from operations	(11,759,135)	(5,626,888)
Other expense, net	(610,117)	(3,954,231)
Net loss	$(12,369,252)	$(9,581,119)

Operating expenses

General and administrative

General and administrative expenses were approximately $9.0 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively. The $4.9 million increase in general and administrative expenses was primarily due to increases of $3.1 million of stock-based compensation recognized for our restricted stock units, $1.0 million for legal and professional fees, $0.3 million for payroll expenses, $0.2 million for insurance expenses and $0.3 million for other operating expenses.

Research and Development

Research and development expenses were approximately $2.7 million for the nine months ended September 30, 2023 and approximately $1.5 million for the nine months ended September 30, 2022. The $1.2 million increase in research and development expenses was primarily attributable to higher costs incurred in connection with our research activities, including higher costs associated with pre-clinical trials, consultants, pre-clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $2.7 million in research and development expenses incurred during the nine months ended September 30, 2023, $1.7 million was associated with activities related to the HAT indication, and $1.0 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $1.5 million in research and development expenses incurred during the nine months ended September 30, 2022, approximately $1.4 million was associated with activities related to the HAT indication, and approximately $0.1 million was associated with activities related to the ASD indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT and an IND for ASD are approximately $10.3 million, which we expect to fund with the proceeds of our initial public offering and future capital raising activities.

Other Expense, net

Other Expense was approximately $0.6 million for the nine months ended September 30, 2023 compared with $4.0 million for the nine months ended September 30, 2022. Other expense of $0.6 million for the nine months ended September 30, 2023 was primarily comprised of $0.1 million recognized for the change in fair value of our notes, $0.4 million recognized for loss on extinguishment of debt and $0.1 million of other expense recognized to waive the lock-up restriction related to our August IPO.  Other expense of $4.0 million for the nine months ended September 30, 2022 was primarily comprised of $5.5 million on the loss on conversion of SAFE, $0.4 on loss of issuance of debt which was offset by the change in fair value warrant liability of $1.9 million.

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of September 30, 2023, we had an accumulated deficit since inception of approximately $46.1 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through September 30, 2023, we have funded our operations in large part through contributions from TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes of approximately $7.0 million, proceeds from the public common stock offering, net of fees, of approximately $6.0 million, our SAFE of $5.0 million, and the issuance of shares of our common stock in connection with our equity purchase agreement of $5.6 million.

Equity Purchase Agreement with Lincoln Park Capital

During the nine months ended September 30, 2023, in connection with its equity purchase agreement with Lincoln Park Capital Fund, LLC (LPC), the Company received net proceeds of approximately $5.4 million from the issuance of 0.2 million shares of the Company’s common stock.

Convertible Notes

During the nine months ended September 30, 2023, the Company issued the 2023 Note with a principal balance of $3.7 million. The Company received proceeds of approximately $3.2 million, net of fees of $0.5 million. The 2023 Note bears no interest and matures 18 months from the issuance date. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 47,059 shares of the Company’s common stock at an exercise price of $55.25 per share. As of December 31, 2022, the outstanding principal balance of our 2022 Notes was approximately $0.2 million, and proceeds received from the 2023 Note were used to repay the remaining balance of the 2022 Notes.

As of September 30, 2023, the outstanding principal balance of the 2023 Notes was approximately $2.9 million.

For the nine months ended September 30, 2023, the Company recorded a $0.1 million change in fair value of its notes, a loss on extinguishment of debt of approximately $0.4, and repaid approximately $0.8 million of the notes of approximately $0.3 million cash and stock issuances of approximately $0.45, which are included in the accompanying condensed statements of operations. For the nine months ended September 30, 2022, the Company recorded a loss on issuance of debt of $0.4 million, and a fair value loss of $0.25 million that is included in the change in fair value of notes, in the accompanying condensed statements of operations.

Vox Nova Exclusive Pharmacy Distribution Agreement

On June 30, 2023, the Company entered into an exclusive specialty benefit manager agreement with Vox Nova, LLC (“Vox Nova”) pursuant to which Vox Nova will act as the exclusive United States distributor for the Company’s lead pipeline asset, PAX-101 intravenous suramin. Vox Nova will provide certain distribution management, pharmacy benefit management, sales and supply monitoring services to the Company with respect to PAX-101, in the event PAX-101 receives FDA approval. The distribution agreement also provides for an exclusivity fee payable to the Company of up to $2.0 million, payable in installments based on various time and regulatory approval parameters. Vox Nova paid $0.5 million of the exclusivity fee upfront in connection with the signing of the distribution agreement when the distribution right was transferred to Vox Nova. The remaining $1.5 million is due in four equal installments over a one-year period after PAX-101 is approved by the FDA and made available for distribution.

Operating activities

During the nine months ended September 30, 2023, net cash used in operating activities was $8.2 million, which primarily included our net loss of approximately $12.4 million, adjusted for non-cash expenses of approximately $5.6 million including stock-based compensation of approximately $4.5 million, $0.1 million of other expense and $0.5 million in deferred revenue related to the Vox Nova distribution agreement, change in fair value of our convertible notes of $0.1 million, and loss on extinguishment of debt of $0.4 million. The net change in operating assets and liabilities was approximately $1.4 million and was primarily due to decreases in accounts payable and accrued expenses of $1.0 million and decreases in prepaid and other current assets of $0.5 million.

During the nine months ended September 30, 2022 , net cash used in operating activities was $3.0 million, which primarily included our net loss of approximately $9.6 million, adjusted for non-cash expenses of approximately $5.3 million, including the change in fair value of our SAFE liability of $5.3 million, stock-based compensation of approximately $1.4 million, loss on issuance of debt of $0.4 million recorded in connection with the issuance of our 2022 Notes, and the change in fair value of our 2022 Notes of $0.25 million, offset by the change in fair value of our warrant liability of $1.9 million and the change in fair value of our SAFE investment of $0.2 million.. The net change in operating assets and liabilities was approximately $1.3 million and was primarily due to increases in accounts payable and accrued expenses of $1.5 million and increases in other assets of $0.2 million.

Investing Activities

There were no investing activities during the nine months ended September 30, 2023 and 2022.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was approximately $7.4 million, consisting of net proceeds of $3.2 million received in connection with the issuance of our 2023 Note and warrants, net of fees paid of $0.5 million, and net proceeds of $5.6 million received from the issuance of shares of our common stock in connection with our equity purchase agreement with LPC, net of fees paid of $0.2 million, offset by the repayment of our 2022 Notes of $0.2 million and settlement of shares withheld for payment of employee taxes of $0.1 million.

During the nine months ended September 30, 2022, net cash provided by financing activities was approximately $8.1 million, consisting of $6.6 million of proceeds of our Initial Public Offering, $1.2 million received from the issuance of promissory notes and warrants, and $0.3 million from the issuance of Series X preferred stock.

Funding requirements

As of September 30, 2023, we had a cash balance of approximately $1.2 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Contractual obligations and commitments

As of September 30, 2023, the 2023 Notes outstanding principal balance totals approximately $2.9 million. The notes bear no interest and mature 18 months from the issuance date.

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

●	Fair Value of Common Stock. See the subsection titled “- Fair Value of Common Stock” below.

●	Expected Term. The expected term represents the period that our options are expected to be outstanding. We calculated the expected term using the simplified method for options based on the average of each option’s vesting term and the contractual period during which the option can be exercised, which is typically 10 years following the date of grant.

●	Expected Volatility. The expected volatility was based on the historical share volatility of several comparable publicly traded companies over a period of time equal to the expected term of the options, as we did not have any material trading history to use the volatility of our own common stock. The comparable companies were chosen based on their size, stage in life cycle and area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

●	Risk-Free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities appropriate for the term of the award.

●	Expected Dividend Yield. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Control over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2022, and the period ended March 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of September 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Capital

We have never generated revenue from operations, are unlikely to generate revenues for several years, and our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern. We may never become profitable or, if we achieve profitability, be able to sustain profitability.

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to preclinical development and the clinical trials for our drug candidates. We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We have incurred recurring losses since inception and have an accumulated deficit of approximately $46.1 million as of September 30, 2023, which recurring losses have raised substantial doubt regarding our ability to continue as a going concern.

We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, regulatory clearances, strategic alliances, the development of our administrative organization, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of September 30, 2023, we had $1.2 million of cash and cash equivalents. For the three months ended September 30, 2023, our rate of cash expenditures was approximately $1.67 million per month. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing, research and development activities and costs to comply with the requirements of being a public company operating set forth below are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

On August 2, 2023, we received a notification letter (the “Minimum Bid Letter”) from the staff (the “Staff”) of the Listing Qualification Department of The Nasdaq Stock market LLC (“Nasdaq”) stating that we were not in compliance with Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), requiring us to have a minimum bid price of $1.00 per share of common stock for 30 consecutive days. Nasdaq granted us a period of 180 calendar days, or until January 29, 2024, to regain compliance with the Minimum Bid Price Requirement, during which our shares of common stock are expected to remain eligible to be listed and traded on The Nasdaq Capital Market, unless we are subject to delisting for a different deficiency. In the event we are not in compliance by January 29, 2024, we may be afforded a second 180-calendar-day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

On November 14, 2023, we received a written notification from Nasdaq stating that we have demonstrated compliance with Nasdaq’s Minimum Bid Price Requirement with respect to the Company’s common stock, and that, accordingly, Nasdaq considers the prior outstanding Minimum Bid Price Requirement deficiency described above to be closed.

We were notified by the Staff on December 6, 2022 that we were not in compliance with Listing Rule 5550(b)(2) (the “Minimum Market Value Requirement”), requiring us to maintain a market value of listed securities of a minimum of $35.0 million for a period of 30 consecutive business days, and Nasdaq granted us a period of 180 calendar days, or until June 5, 2023, to regain compliance with the Minimum Market Value Requirement. On June 12, 2023, we received a determination letter (the “Minimum Market Value Letter”) from the Staff of the Listing Qualifications Department of Nasdaq stating that we have not regained compliance with the Minimum Market Value Requirement during the 180-day grace period. Pursuant to the Minimum Market Value Letter, unless we requested a hearing to appeal the Staff’s determination by 4:00 p.m., Eastern Time, on June 20, 2023, trading of our common stock would be suspended at the opening of business on June 22, 2023, and a Form 25-NSE would be filed with the SEC, which would remove our common stock from listing and registration on Nasdaq. On June 20, 2023, we requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s delisting determination, which was scheduled for August 10, 2023. Our hearing request stayed the suspension of trading of our common stock through the hearing process and until the Panel issued a written decision.

On August 16, 2023, we received a decision from the Panel granting our request for an exception to maintain our listing on The Nasdaq Capital Market notwithstanding our failure to regain compliance with the Minimum Market Value Requirement. Our request was granted, subject to us demonstrating compliance, on or prior to December 11, 2023, with the alternative criteria set forth in Nasdaq Listing Rule 5550(b)(1), which requires us to maintain stockholders' equity of at least $2.5 million.

The Panel reserves the right to reconsider the terms of the exception granted based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our common stock inadvisable or unwarranted. Failure to comply with the terms of the extension will result in delisting of our common stock from The Nasdaq Capital Market.

There can be no assurance that we will be successful in meeting the criteria set forth in the decision or that our common stock will otherwise remain eligible for continued listing on The Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Lind has conversion rights under the Lind Note, the exercise of which could result in the issuance of a substantial amount of our common stock at a significant discount to our common stock’s trading price.

On February 2, 2023, we entered into a Securities Purchase Agreement (the “Lind Purchase Agreement”) with Lind, pursuant to which we issued to Lind the Lind Note and the Lind Warrant. On September 5, 2023, we and Lind entered into a letter agreement (the “Lind Letter Agreement”) pursuant to which Lind agreed to waive any default, any Event of Default, and any Mandatory Default Amount (each as defined in the Lind Note) associated with our market capitalization being below $10.0 million for ten consecutive days through December 31, 2023. Notwithstanding the waiver, Lind retained its right to exercise conversion rights with respect to all or a portion of the outstanding principal amount of the Lind Note being converted into shares of common stock at the lower of the conversion price and 80% of the average of the three lowest daily VWAPs during the previous 20 trading days, which could and has resulted in the issuance of a substantial amount of our common stock at a significant discount to the trading price of our common stock, including 984,240 shares issued pursuant to conversion notices under this provision since September 5, 2023. The current conversion price of the Lind Note is $59.50. In addition, if we are unable to increase our market capitalization and are unable to obtain a further waiver or amendment to the Lind Note, then we could experience an event of default under the Lind Note, which could have a material adverse effect on our liquidity, financial condition, and results of operations. We cannot make any assurances regarding the likelihood, certainty, or exact timing of our ability to increase our market capitalization, as such metric is not within our immediate control and depends on a variety of factors outside our control.

Risks Related to Our Clinical Development

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

We cannot be certain that clinical trials for PAX-101 or any of our other product candidates will be completed, or completed on schedule, or that any other future clinical trials for PAX-101 or any of our other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate. In particular, the basis for our submission of an NDA for approval of PAX-101 in HAT is historical data that is limited and not complete, and FDA may not agree that our study design is adequate or the data sufficient for approval. Because of the difficulties inherent in designing clinical trials for a universally fatal disease, we may not be able to provide FDA with additional data (regarding safety and effectiveness) or analyses adequate for approval if requested by the FDA, which could prevent us from ever getting approval for PAX-101 in HAT.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the period covered by this report that have not previously been reported on Form 8-K.

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

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2023, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On August 21, 2023, Stephen D. Sheldon, our Chief Financial Officer and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of shares of our common stock to satisfy tax withholding obligations and fees, upon the vesting of Restricted Stock Units granted pursuant to our Amended and Restated 2020 Omnibus Equity Incentive Plan (the “2020 Plan”). The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 25, 2025.

On August 21, 2023, Buzz Woods, our head of Corporate Communications, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of shares of our common stock to satisfy tax withholding obligations and fees, upon the vesting of Restricted Stock Units granted pursuant to the 2020 Plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 25, 2025.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended September 30, 2023.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amendment to Certificate of Incorporation of PaxMedica, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 30, 2023).

10.1‡

Specialty Benefit Manager Agreement, effective as of June 30, 2023, by and between PaxMedica, Inc. and Vox Nova, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023).

10.2†

Employment Agreement, dated as of August 16, 2023, between the Company and David W. Hough (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on November 9, 2023).

10.3

Letter Agreement, by and between PaxMedica, Inc. and Lind Global Fund II LP, dated September 5, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2023).

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

Dated: November 15, 2023	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2023	PAXMEDICA, INC.

	By:	/s/ Stephen D. Sheldon
	Name:	Stephen D. Sheldon
	Title:	Chief Financial Officer and Chief Financial Officer (Principal Financial and Accounting Officer)