Form 10-K
period 2023-12-31
PaxMedica, Inc.
filed 2024-03-11
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates for the most recently completed second fiscal quarter is $4.1 million

As of March 11, 2024, there were 7,408,067 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PAXMEDICA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

i

PART I

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Paxmedica, Inc.” “Paxmedica” and “the Company” refer to Paxmedica Inc. unless the context requires otherwise.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding our growth and future financial and operating results and financial position, regulatory approval and pathways, clinical trial and study timing and plans, the achievement of clinical, developmental and commercial milestones, sale and demand for our product candidates, and our liquidity and availability of capital resources. These forward-looking statements are based on our current expectations and beliefs and are subject to a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks and uncertainties include, but are not limited to:

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

We discuss many of these factors in greater detail under “Item 1A: Risk Factors.”  These factors, risks and uncertainties are not exhaustive and other sections of this Report may include additional factors which could adversely impact our business and financial performance. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

ITEM 1. BUSINESS.

Overview

We are a clinical stage biopharmaceutical company focusing on the development of anti-purinergic drug therapies (“APT”) for the treatment of disorders with intractable neurologic symptoms, ranging from neurodevelopmental disorders, including autism spectrum disorder (“ASD”), to neurodegenerative disorders such as Fragile X Tremor Ataxia Syndrome (FXTAS) and post-viral Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”), which causes physical and cognitive decline in affected adults. APTs have been shown to block the effects of excess production and extracellular receptor activity of adenosine triphosphate (“ATP”), which acts as both the main energy molecule in all living cells and a peripheral and central nervous system neurotransmitter via receptors that are found throughout the nervous system. Excess purinergic signaling can offset homeostasis and trigger immune responses that result in localized and systemic increases in inflammatory chemokines and cytokines, ultimately stimulating ATP production. APTs may also impact immunologic and inflammatory mechanisms that may be causing or exacerbating symptoms in these seemingly unrelated disorders, which may be caused in part by similar mechanisms of ATP overproduction.

One of our primary points of focus is currently the development and testing of our lead program, PAX-101, an intravenous formulation of suramin, in the treatment of ASD and the advancement of the clinical understanding of using that agent against other disorders such as fragile X syndrome (FXS), fragile X-associated tremor/ataxia syndrome (FXTAS), and ME/CFS.

In November 2023, we announced the publication in a peer-reviewed medical journal of the results of our Phase 2 dose-ranging clinical trial evaluating PAX-101 (commonly known as intravenous suramin) for the treatment of the core symptoms of ASD, as described in more detail below.

In July 2023, we announced topline data from a Phase 3 retrospective trial evaluating the efficacy of suramin in the treatment of the fatal parasitic infection commonly known as African sleeping sickness (“HAT”), collecting exclusively licensed real-world evidence for suramin’s historical use in treating Human African Trypanosomiasis outside of the United States.  The retrospective, non-randomized, externally controlled, interventional efficacy and safety study of suramin for the treatment of Stage 1 TBR HAT demonstrated better health outcomes when compared with a natural history control group of patients evaluated and treated from 1900-1910, prior to the availability of suramin in Africa. The adverse event profile of suramin observed in the study was consistent with what has been widely reported in published medical and clinical literature. We intend to submit data to support a New Drug Application (an “NDA”) for PAX 101 under the Neglected Rare Tropical Disease Priority Voucher Program of the U.S. Food and Drug Administration (the “FDA”) for the treatment of Human African Trypanosomiasis in 2024.

On October 24, 2023, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rediscovery Life Sciences AKI LLC (“RLS"). Pursuant to the Asset Purchase Agreement, we acquired substantially all of the assets of RLS, including but not limited to its intellectual property, equipment, and inventory. The total purchase price for the assets was $100,000, payable in cash at closing, along with a one-time payment of 1% of gross proceeds earned by us in connection with any potential sale of a Priority Review Voucher issued by the FDA in connection with the potential approval of an NDA for HAT. The acquisition was financed through our existing cash reserves.

We are also pursuing the development of next generation APT product development candidates for neurodevelopmental indications. These candidates include PAX-102, our proprietary intranasal formulation of suramin, as well as other new chemical entities that are more targeted and selective antagonists of particular purine receptor subtypes. We believe our lead drug candidate (suramin), if approved by the FDA, may be a significant advancement in the treatment of ASD and a potentially useful treatment for FXS, FXTAS, ME/CFS and LCS.

We were formed as a Delaware limited liability company in April 2018 and converted into a Delaware corporation in April 2020. Our website address is www.paxmedica.com.  The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Report.

Our Development Strategy

Current Clinical Development Plan

Our clinical development plan seeks to obtain initial U.S. approval of PAX-101 for the treatment of East African HAT, which is caused by the parasite Trypanosome brucei rhodesiense, and, using the FDA’s 505(b)(2) regulatory pathway, leverage such approval, if achieved, to facilitate an accelerated development program for PAX-101 for certain neurologic indications including ASD, ME/CFS and LCS. Based on our pre-IND meeting with the FDA in March 2021 and, in part, on an analysis of the data that we have exclusively licensed from the Ministry of Health, Republic of Malawi and Lwala Hospital (Soroti, Uganda) relative to East African HAT patients treated with suramin, we believe we have created a strong development strategy that we plan to employ in seeking the approval of PAX-101 for the treatment of East African HAT. Based on our prior interactions with the FDA, including our pre-IND and Type B meeting with the FDA, we further believe that an approval, if any, in East African HAT could confer upon us the potential receipt of a priority review voucher (“PRV”) by the FDA, which we could potentially monetize to fund our future clinical programs. We expect further clinical studies of PAX-101 for the treatment of ASD, FXS, FXTAS, and ME/CFS will be required and similar clinical development is needed for PAX-102 to reach the commercial stage. In November 2020, the FDA granted orphan drug designation to PAX-101 for the treatment of East African HAT. However, there can be no assurance that we will receive FDA approval for PAX-101 for the treatment of East African HAT and, even if PAX-101 is approved by the FDA, there can be no assurance that we will receive a PRV. For more information on the PRV process and how we may benefit from it, see the section of this Annual Report on Form 10-K. “Item 1. Business – Governmental Regulation  - The Priority Review Voucher Program.”

Development Pipeline

The following table summarizes our current product candidate and indication pipeline.

PAX-101 (intravenous suramin)

Our lead product candidate under development is PAX-101, an intravenous formulation of suramin, which we are developing for multiple indications, including East African HAT, ASD, and ME/CFS.

The most advanced indication for which we are developing PAX-101 is for treatment of “Stage 1” Trypanosoma brucei rhodesiense (East African) HAT, the stage of the clinical course of HAT in which the parasite is found in the peripheral circulation, but it has not yet infiltrated the CNS. We maintain exclusively licensed worldwide rights to patient-level data on the use of suramin in the treatment of Stage 1 East African HAT, which we intend to leverage for demonstration of the safety and efficacy of PAX-101. We have met with the FDA in three formal meetings regarding the execution and development of PAX-101 for this indication. Pursuant to those conversations, and to satisfy the FDA’s requirement of demonstrating substantial effectiveness, we conducted a new prospective clinical trial. We completed an analysis and presentation of retrospective data from East African HAT patients previously treated with suramin from 2000 to 2020, for which we have the exclusive license, in July 2023. In addition to these retrospective data, we will also complete preclinical and clinical safety studies to support submission of an NDA for PAX-101’s East African HAT indication. We expect that such work will be completed over the next 10 months, with the intention of filing an NDA in second half of 2024. Additionally, we are completing the development of a proprietary supply chain of drug substance and drug product which will form the basis of our NDA filing. Without establishing this supply chain, we will not be able to submit an NDA for the East African HAT indication. See “Manufacturing” for additional information about our expected timeline for establishing our supply chain. In November 2020, the FDA granted orphan drug designation to PAX-101 for the treatment of East African HAT. It is expected that PAX-101, if approved by the FDA for the East African HAT indication, will qualify for new chemical entity exclusivity (providing sole marketing rights in the United States to the Company with respect to any product that contains suramin for up to seven years), in addition to orphan drug exclusivity, and potentially a tropical disease PRV. However, even if PAX-101 is approved by the FDA for the East African HAT indication, there can be no assurance that we will receive a tropical disease PRV.

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

The full analysis included data from primary, secondary, and exploratory endpoints evaluated in the trial, safety and laboratory data, and an analysis of the pharmacokinetic data. In July 2021, we completed a pre-IND meeting with the FDA to review the results of this trial where we agreed to obtain additional information about the pharmacokinetic profile of PAX-101 in children in different age groups. We intend to meet with the European Medicines Agency (the “EMA”) and refine the program’s development plan for global registration based on additional work required. We intend to seek permission from South African regulatory authorities for an additional PAX-101 study in South Africa to develop additional data in younger female subjects and other protocol refinements before submitting an IND to the FDA, which we currently expect to do in 2024 or 2025. We are also conducting pre-clinical and other required toxicologic studies to support this IND submission.

Phase 3 Clinical Trial

The PAX-HAT-301 study is a retrospective, non-randomized, externally controlled, interventional efficacy and safety study comparing medical records data from a cohort of patients with Stage 1 Trypanosoma Brucei Rhodesiense (S1 TBR HAT) evaluated and treated from about 2000 – 2020 at one medical site in Uganda and two medical sites in Malawi (referred to as the suramin-treated cohort), with medical records data from a cohort of patients from 1900-1910 evaluated and treated during the TBR HAT epidemic in Uganda (referred to as the natural history cohort). These records included data from a few weeks of hospitalization while they were being evaluated and the diagnosis of TBR HAT confirmed. As their conditions began to deteriorate, patients were often treated with arsenic or related compounds, sent to a Sleeping Sickness Hospital, or sent home to die with their families. The natural history records do not include long term outcomes data for many of the patients. The study was designed in consultation with the U.S. Food and Drug

Administration (FDA) and to ensure that the historical control group of patients had TBR HAT (not the chronic TBG form) and were in Stage 1 of the disease.

The primary objective of the study was to determine whether standard of care treatment with suramin, as currently practiced in Uganda and Malawi, from 2000-2020, led to better health outcomes in patients with S1 TBR HAT, than outcomes observed in a natural history cohort from the epidemic >100 years ago. The secondary objective was to evaluate the safety and tolerability of suramin. The primary endpoint of the study was survival and not meeting any of the supportive descriptive criteria (i.e., death, progression of the disease from Stage 1 to Stage 2, or becoming “moribund” [discharged to a sleeping sickness hospital, physician or patient giving up hope, or being close to death with no hope of recovery]). An independent study adjudication committee was established to review the suramin-treated and natural history cases for study eligibility, and to confirm the clinical endpoints. The committee was comprised of three physicians experienced in the treatment of TBR HAT in Malawi and Uganda.

The PAX-HAT-301 Study Results

The outcomes observed in the suramin-treated cohort were both statistically significant and clinically meaningfully different from the outcomes observed in the natural history cohort. The suramin-treated patients had a far lower rate of death or progression to Stage 2 compared with the natural history cohort. In addition, many of the longer-term outcomes from the natural history cohort pointed towards death as the inevitable outcome of TBR HAT without the benefit of suramin treatment.

In the study population there were 349 patients, 145 in the suramin-treated cohort and 204 patients in the natural history cohort. There were 121 suramin-treated and 42 natural history patients with sufficient data and that met all eligibility criteria for the primary analysis. The suramin-treated patients had a mean age of 31.1 years (range from 2 to 85 years) and 64% male. The natural history patients had a mean age of 22 (range from 3 to 40 years) and 79% male. Racial and ethnicity data were not available and weight was only available for about half of the suramin-treated patients.

The suramin-treated patients presented with a variety of commonly reported HAT related symptoms. The most common symptoms were fever/chills, severe headache, aching joints, extreme fatigue, and swollen lymph nodes. The natural history cohort patients had presenting symptoms recorded in 27/42 (64%) of cases. The reported symptoms were similar including headache, “feeling ill”, drowsiness, cough, weakness, chest pain, diarrhea, and enlarged lymph nodes. One suramin-treated patient tested positive for HIV (only 23% tested) and 16/76 (21%) of patients tested were positive for malaria. No comparable data is available for the natural history cohort.

The outcomes for the two cohorts differed substantially. Of the suramin patients, 114 (94%) survived and successfully completed the treatment. Three patients (2%) had “Other” listed as the reason for stopping suramin treatment and 4 (3%) had no reason for stopping suramin treatment recorded. No patients required rescue medications for progression from Stage 1 to Stage 2.

In the natural history cohort, 6 (14%) were recorded as cured, improved, or discharged. Three (7%) patients died, 10 (24%) experienced clinical worsening, and 17 (40%) achieved moribund status (near death and in terminal clinical decline). It is anticipated that if all of these patients were followed for up to 6 months, that nearly all of them would have died.

The primary efficacy analysis revealed that the health outcomes in the suramin-treated cohort were statistically significantly better than those in the natural history cohort. According to the definition of the primary endpoint, the proportion of patients in the suramin-treated group that was alive and not meeting any supportive descriptive criteria of death, any clinical worsening or moribund status was 92% vs. 50% in the natural history cohort. The estimated proportion (95% CI) was 0.442 (0.277, 0.600). The two-sided p-value for the Fisher’s exact test was <0.001

Type-B Meeting for HAT-301

On October 26, 2023, we completed a type-B meeting with the FDA, where we discussed the results of our recent data from our PAX-HAT-301 study of suramin in HAT. We received constructive feedback which will aid in the completion of the remaining work necessary to file a New Drug Application expected in the second half of 2024. See “Risk Factors – “Clinical and preclinical drug development is a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, which may prevent us from being able to complete clinical trials”. Most of the work to achieve this important milestone will focus on completing the production of commercial lots of PAX-101 under CMC regulatory guidelines, underway now and scheduled to conclude in the first half of 2024.

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

In June 2023, we entered into a Research Collaboration Agreement with PoloMar Health (“PoloMar”) for Phase II clinical trial in Autism Spectrum Disorder (ASD) for emodin, is a naturally occurring anthraquinone derivative. In 2019, we completed several in vivo animal studies in a mouse model of autism and demonstrated positive results for emodin in several measures of cognition, memory, and behavior.  These findings were the basis of a patent filing that was initiated that same year by the Company. PoloMar will be the sponsor of the U.S.-based trial for [•], and will, provide the funding for the trial.  Under the terms of the agreement PoloMar retains rights to develop and commercialize any non-prescription supplement form of the product, while we retain exclusive rights to develop and commercialize a highly purified form of emodin as a prescription pharmaceutical product following FDA and other regulatory authorities’ guidance. PoloMar is a related party due to their ownership by TardiMed Sciences.

Our Markets

Market for ASD

According to the U.S. Center for Disease Control and Prevention (the “CDC”), ASD affects between 1% and 2% of the world’s population, including more than 3.5 million people in the United States. Prevalence of autism in eight-year-old U.S. children increased by approximately 316% from 2000 (1 in 150) to 2020 (1 in 36).

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

The global ASD therapeutics market is projected to grow from $2.01 billion in 2023 to $3.42 billion by 2030, at a CAGR of 7.9%, according to a research report by Fortune Business Insights. We believe a drug that can demonstrate strong safety and efficacy in the treatment of the core symptoms of ASD would generate strong market demand because there are no comprehensive treatment options available to address these important aspects of this condition.

Market for FXAS and FXTAS

Fragile X-associated tremor/ataxia syndrome (FXTAS) is a condition that specifically impacts Fragile X premutation carriers, typically manifesting in individuals aged 55 and above. This neurological disorder, akin to other prevalent adult-onset conditions like Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease), underscores its significance in the realm of neurodegenerative diseases. The estimated prevalence of FXTAS is approximately 1 in 8,000 males aged 50 and above within the general population.

Despite its impact, there are currently no medications available to halt or decelerate the progression of FXTAS. Neurologists commonly resort to prescribing medications tailored to the specific symptoms exhibited by individual patients. Notably, the management of FXTAS symptoms involves the use of medications such as primidone, gabapentin, topiramate, levetiracetam, amantadine, buspirone, varenicline, and riluzole, which have demonstrated efficacy in a limited number of patients. Furthermore, in cases where FXTAS patients exhibit symptoms resembling Parkinson's disease, carbidopa/levodopa may be recommended. The absence of targeted therapies emphasizes the pressing need for continued research and the development of interventions to address the unique challenges posed by FXTAS.

Market for ME/CFS

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

Market for East African HAT

The market for using PAX-101 to treat East African HAT is expected to be largely restricted to Sub-Saharan Africa, where suramin is already in use for Stage 1 East African HAT. Further, we may donate product for use in this indication to the WHO, either as a replacement for current limited supplies or as a supplementary source of suramin, if the WHO requests us to do so. If we obtain a U.S. approval for PAX-101 to be used in the treatment of East African HAT, we could potentially qualify to earn a tropical disease PRV from the FDA, which we would intend to monetize to raise funds to support the later-stage development and commercialization of PAX-101 and PAX-102 in the treatment of ASD, and ME/CFS. The estimated total cost to gain FDA approval, if any, for the HAT indication and qualify for the PRV is estimated to be between $11.0 to $13.0 million, with some portion of these expenses shared across our pipeline indications and formulations programs that would extend beyond the initial HAT approval, if any. There can be no assurance that we will receive a PRV, and even if we do obtain a PRV, there can be no assurance that we will receive sufficient funds from its sale to fund the clinical and commercial development of our drug candidates. If we are unable to obtain a PRV, or if the amount we obtain from its sale is insufficient to fund our operations, we may be required to fund the later-stage development and commercialization of PAX-101 and PAX-102 in the treatment of ASD, and ME/CFS through sales of our equity or debt securities, strategic collaborations with third parties or other similar transactions.

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

There was no readily available source of suramin for use in clinical trials in the United States. There is currently one manufacturer of suramin, Bayer, which does not manufacture suramin on a regular basis and, when it does, generally only manufactures small quantities in response to outbreaks of HAT. We have engaged two independent contract development manufacturing organizations to develop, validate and scale our supply chain for suramin and the shelf stable drug product that is ultimately distributed to pharmacies.

We have completed the necessary steps to begin producing suramin in late 2023 and began the final development phase in November 2023, including the production and final release testing process, that will produce suramin for both clinical and registrational purposes. We have produced suramin API and delivered initial batches for animal testing and we anticipate delivering suramin API for final drug product development in the third quarter of 2023. Development, validation and scaling of the final drug product manufacturing and release process is expected to be initiated in the first half of 2024 and drug product is expected to be placed in stability testing immediately following Quality Control release. We estimate expenses required to complete the remaining to be between $2.5 million and $2.8 million. We continue to explore alternative manufacturing sources and partnerships in an effort to ensure that we will have an uninterrupted supply chain and maintain sufficient manufacturing capacity in order to meet potential demand for any of our product candidates. We plan to work with our CMOs to establish and safeguard our supply chain for any products we successfully develop. We cannot guarantee, however, that our efforts to develop and maintain such an uninterrupted supply chain will be successful and, until we have a reliable supply, our clinical trial progress will continue to be delayed, including delaying our NDA filing for the HAT indication until we have sufficient supply.  Unless and until we can complete the NDA for the HAT indication, we will not be eligible for a priority review voucher.

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

In June 2023, we entered into an exclusive specialty benefit manager agreement with Vox Nova, LLC (“Vox Nova”) pursuant to which Vox Nova will act as the exclusive United States distributor for PAX-101 for a period of up to seven years. Vox Nova will provide certain distribution management, pharmacy benefit management, sales and supply monitoring services to us with respect to PAX-101, in the event PAX-101 receives FDA approval. The distribution agreement also provides for an exclusivity fee payable to us of up to $2.0 million, payable in installments based on various time and regulatory approval parameters.

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

Competition for PAX-101 in ASD

There is currently no known cure for ASD, and no FDA approved medication to treat the core symptoms of ASD. We are aware, however, of several companies that are working to develop drugs that might compete against our product candidates. Our current and potential competitors in ASD include CureMark LLC, which is in Phase 3 studies for CM-AT for ASD, Yamo Pharmaceuticals, which is in Phase 2 studies for LI-79 for ASD, GW Pharmaceuticals, which is in Phase 2 studies for Cannabidivarin for ASD, Harmony Biosciences, which is in Phase 3 studies for CBD gel for ASD, QBioMed, which is developing a preclinical asset called QBM-001 for rare pediatric nonverbal ASD, Kuzani Therapeutics, Inc., which has announced that it is in clinical development for the treatment of the core symptoms of ASD in children, and Axial Therapeutics, which is in Phase 2 studies for AB-2004 for irritability in ASD. There are two treatments that have been approved by FDA to treat the non-core symptom of irritability in ASD: Risperdal® (risperidone) and Abilify® (aripiprazole). Both risperidone and aripiprazole are generic medications. For more information relating to competition risks, please see the risk factor with the heading “We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.”

Competition for PAX-101 in East African HAT

Sanofi, DNDi and the HAT-r-ACC consortium are working on Fexinidazole Winthrop as first oral treatment of acute form of sleeping sickness (rhodesiense). They received a positive opinion is for the treatment in adults and children six years of age or older and weighing at least 20 kg, of both first-stage (haemo-lymphatic) and second-stage (meningo-encephalitic) Trypanosoma brucei (T.b.) rhodesiense sleeping sickness from the European Medicines Agency (EMA) Committee for Medicinal Products for Human Use (CHMP).

Competition for PAX-101 in ME/CFS

For treatment of ME/CFS, AIM ImmunoTech has an approval for rintatolimod in Argentina, and is in development for the drug in the US.

Research and Development

We spent approximately $3.9 million and $1.7 million during the fiscal years ended December 31, 2023 and 2022, respectively, on research and development activities, which activities have been undertaken by our CROs and other third-party vendors. These expenses include cash and non-cash expenses related to the development of our clinical and pre-clinical programs. From time to time, as needed, we will employ consultants to support our various business and research and development activities.

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

As of December 31, 2023, we own rights to at least four families of patent applications (discussed further in the following three paragraphs). Our patent applications related to our product development candidates currently in development are projected to expire no earlier than 2039, not including any patent term adjustments, patent term extensions, supplementary protection certificates, or other term extensions that might be available in a particular jurisdiction. We also plan to file further patent applications covering our technology and products. Additionally, we own the exclusive rights to patient data in certain East African hospitals that is necessary for our HAT NDA filing.

On May 2, 2020 we filed PCT international patent Application No. PCT/US2020/031217 entitled Compositions and Methods for Treating Central Nervous System Disorders. This application claims priority to US Provisional Patent Application Serial No. 62/858,621, filed on June 7, 2019. The PCT application published as WO 2020/247127 on December 10, 2020. The PCT patent application relates to compositions and methods for treating cognitive, social, or behavioral disabilities, and neurodevelopmental disorders. These disabilities and disorders include, ASD and other central nervous system disorders such as fragile X syndrome (FXS), fragile X-associated tremor/ataxia syndrome (FXTAS), chronic fatigue syndrome (CFS), and post-traumatic stress syndrome (PTSD). The patent application also includes further embodiments of ASD selected from autistic disorder, childhood disintegrative disorder, PDD-NOS, and Asperger syndrome. This patent application also relates to compositions for delivering a therapeutically effective amount of an APT, for example suramin, and pharmaceutically acceptable salts, esters, solvates, and prodrugs of these agents. In some embodiments, the APT is delivered by intranasal administration. All designated states (all PCT treaty member countries) were selected upon filing of the PCT patent application. National and regional stage applications have been filed in and are pending in the United States, Australia, Canada, China, the European Patent Office, Israel, and Japan. The application has also been registered in Hong Kong off of the Chinese application.

On October 20, 2021 we filed two PCT international patent applications. The first of these two PCT patent applications is PCT international patent Application No. PCT/US2021/55908 which is entitled Intranasal Administration of Suramin for Treating Nervous System Disorders. This application claims priority to US Provisional Patent Application Serial No. 63/104,350, filed on October 22, 2020. The PCT application published as WO 2022/087174 on April 28, 2022. This PCT patent application relates to methods and compositions for the intranasal administration of suramin for treating cognitive, social, or behavioral disabilities, and neurodevelopmental disorders. All designated states (all PCT treaty member countries) were selected upon filing of the PCT patent application. National and regional stage applications have been filed in and are pending in the United States, Australia, Canada, China, the European Patent Office, Israel, and Japan. The application has also been registered in Hong Kong off of the European Patent application. The second of these two PCT patent applications is PCT international patent Application No. PCT/US2021/55911 which is entitled Administration of Antipurinergic Compositions for Treating Nervous System Disorders. This application claims priority to US Provisional Patent Application Serial No. 63/104,357, filed on October 22, 2020. The PCT application published as WO 2022/087176 on April 28, 2022. This PCT patent application relates to methods and compositions for the administration of antipurinergic compositions for treating cognitive, social, or behavioral disabilities, and neurodevelopmental disorders. All designated states (all PCT treaty member countries) were selected upon filing of the PCT patent application. National and regional stage applications have been filed in and are pending in the United States, Australia, Canada, China, the European Patent Office, Israel, and Japan. The application has also been registered in Hong Kong off of the European Patent  application.

On August 22, 2022 we filed PCT international patent Application No. PCT/US2022/041050 entitled Methods for Treating Central Nervous System Disorders with Antipurinergic Agents. This application claims priority to US Provisional Patent Application Serial No. 63/236,155, filed on August 23, 2021. The PCT application published as WO 2023/027994 on March 2, 2023. The application relates to further aspects of our work for the administration of the antipurinergic agents based on pharmaco-kinetic/pharmaco-dynamic parameters and other learnings from our pre-clinical and clinical work. All designated states (all PCT treaty member countries) were selected upon filing of the PCT patent application. We are in the process of and intend to file national and regional stage applications in the United States, Australia, Canada, China, the European Patent Office, Israel, and Japan, and to file a Hong Kong registration off of the European Patent  application.

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

We are aware of PCT international patent application PCT/US2018/017674, titled “Methods for Autism Spectrum Disorder Pharmacotherapy”, which lists Perfect Daylight Limited and The Regents of the University of California as Applicants, filed on February 9, 2018, published as WO 2018/148580 on August 16, 2018, and claiming priority to U.S. provisional patent application no. 62/457,120, filed on February 9, 2017. The patent application describes compositions of antipurinergic agents, such as suramin, and methods of use for treating cognitive developmental disorders and autism spectrum disorder. From publicly available databases, we are aware that a U.S. nonprovisional patent application of this PCT patent application, U.S. application Serial No. 16/537,397, was filed in the United States and was subsequently abandoned in favor of U.S. application Serial No. 18/323,375, filed Mary 24, 2023 and U.S. application Serial No. 18/414,171, filed January 16, 2024. The European equivalent of the application was granted as EP3579836 on December 15, 2021, and was validated in Belgium, France, Germany, Great Britain, and Switzerland. A Chinese application, CN201880024535.9, is also pending.  Because patent applications of PCT/US2018/017674 are still pending at least in the United States and China, it is not certain if any patents will ultimately issue from these applications nor is it possible to predict the resultant claim scope of any such issued patent. We will continue to monitor the prosecution of these patent applications from publicly available documents.

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

Under each of the Malawi License Agreement and the Lwala License Agreement (collectively, the “License Agreements”), we obtained an exclusive worldwide license to the medical data and information (in the form of patient medical files) related to patients who have been diagnosed with and/or treated for East African HAT. We intend to use these data to support our PAX-101 regulatory filings in the United States and Europe for the treatment of Stage 1 East African HAT. Pursuant to each of the License Agreements, we pay a fee to each licensor for its services in facilitating our access to, and analysis of, these data and we are obligated to make additional payments in the future based on the level of each licensor’s participation. As of December 31, 2023, we have paid an aggregate of $29,717 under the License Agreements. Each of the License Agreements has an indefinite term, but may be terminated by each party thereto upon material breach of the other party, if such breach is not remedied by the breaching party within 30 days after being given notice of such breach by the non-breaching party. We anticipate that we will pay a total of approximately $50,000 during the life of the Malawi License Agreement, and a total of approximately $50,000 during the life of the Lwala License Agreement.

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

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;
●	Submission to the FDA of an IND, which must become effective before human clinical studies may begin;
●	Performance of adequate and well-controlled human clinical studies according to the FDA’s GCP, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;
●	Submission to the FDA of an NDA for a new pharmaceutical product;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;
●	Potential FDA audit of the preclinical and clinical study sites that generated the data in support of the NDA; and
●	FDA review and approval of the NDAs.

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

Employees and Human Capital

As of December 31, 2023, we had six full-time employees and one part-time employee. Each of these employees is located in the United States.

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

Summary of Risk Factors

Our business and an investment in our company is subject to numerous risks, many of which are discussed in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K. Some of these risks include:

●	We are an early clinical stage pharmaceutical company with a limited operating history.
●	We have never generated revenue from operations, are unlikely to generate revenues for several years, and our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern. We may never become profitable or, if we achieve profitability, be able to sustain profitability.
●	We need to raise additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	Future sales of shares by existing stockholders or us could cause our stock price to decline.

●	The sale of our common stock through our Lincoln Park Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline. Moreover, the terms of the Lincoln Park Purchase Agreement limit the amount of shares of common stock we may issue to Lincoln Park, which may require us to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.
●	Our independent auditor’s report for the fiscal year ended December 31, 2023 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
●	We have identified material weaknesses in our internal control and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
●	Our research and development are primarily focused on the drug suramin, leaving us subject to the risk of a lack of diversity in the active pharmaceutical ingredients we utilize in our business. We do not know whether we will be successful in our efforts to build a pipeline of product candidates or if we will be able to develop any products of commercial value.
●	We cannot be certain that PAX-101 or any other product candidates that we may develop or acquire will receive regulatory approval, and without regulatory approval we will not be able to market any of our product candidates. Any delay in the regulatory review or approval of any of our product candidates will materially or adversely harm our business.
●	Even if we obtain regulatory approval for our product candidates, if we are unable to successfully commercialize our products, it will limit our ability to generate revenue and will materially adversely affect our business, financial condition and results of operations.
●	We have received deficiency letters from Nasdaq relating to non-compliance with Nasdaq’s continued listing requirements. Our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

●	While we believe we may be eligible to receive a tropical disease PRV for the use of PAX-101 for the treatment of HAT, there is a risk that we will not receive such PRV, which would require us to find alternative sources of funding for our later stage clinical programs.
●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
●	PAX-101 and our other product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	Clinical and preclinical drug development is a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, which may prevent us from being able to complete clinical trials.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.
●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Since certain of our directors and officers are employed by and/or consult for other companies, their other activities could compete for time on, or create conflicts of interest with, our activities.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks Related to Our Financial Position and Need for Capital

Our independent auditor’s report for the fiscal year ended December 31, 2023 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the year ended December 31, 2023, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to preclinical development and the clinical trials for our drug candidates. We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We have incurred recurring losses since inception and have an accumulated deficit of approximately $52.0 million as of December 31, 2023, which recurring losses have raised substantial doubt regarding our ability to continue as a going concern.

We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, regulatory clearances, strategic alliances, the development of our administrative organization, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2023, we had $4.7 million of cash and cash equivalents. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing, research and development activities and costs to comply with the requirements of being a public company operating are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Our ability to continue as a going concern, maintain our listing on Nasdaq, and continue our operations is dependent on our ability to raise additional capital and should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. We need to raise significant additional capital to continue to fund the clinical trials for PAX-101, and our other product candidates. We will likely seek to sell common equity, including pursuant to the Lincoln Park Purchase Agreement (as defined below), preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, the sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations, fund raising capabilities or otherwise. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials, development programs or operations. These factors among others create a substantial doubt about our ability to continue as a going concern.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 7,401,242 shares of common stock outstanding as of December 31, 2023, substantially all of which are freely tradable, without restriction, in the public market.  We registered up to 770,718 shares of common stock pursuant to the Lincoln Park Purchase Agreement, of which 549,896 remain available, and, if and when we sell shares to Lincoln Park thereunder, they will be freely tradeable pursuant to such registration statement.  We have also registered 98,619 shares of our common stock underlying existing grants or grants that we may issue under our equity compensation plan.

Also, in general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Exchange Act, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information.

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

The sale of our common stock through our Lincoln Park Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales or issuances, or the anticipation of such sales or issuances, may cause the price of our common stock to decline. Moreover, the terms of the Lincoln Park Purchase Agreement limit the amount of shares of common stock we may issue to Lincoln Park, which may require us to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

The 549,896 shares of common stock that remain to be resold into the public markets pursuant to the prospectus that is part of the registration statement on Form S-1 (File No. 333-268882) that was declared effective by the SEC in December 2022, represents approximately 7.4% of the shares of common stock outstanding as of December 31, 2023. While we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park, additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Lincoln Park Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

With respect to FXS, FXTAS, ME/CFS and LCS, no company, to our knowledge, has yet been successful in its efforts to obtain regulatory approval in the United States or Europe of treatment for these conditions. The mechanism of disease for these conditions has not been scientifically confirmed, and as a result, the mechanism of action for PAX-101 in potentially treating these diseases is unknown. In addition, LCS is potentially a self-resolving disease in some people, as well as a disease that increases and decreases in severity. As such, there may not be sufficient biomarkers or validated behavioral scoring metrics that could be used to support potential approval for PAX-101 in these diseases, and clinical trials will be difficult to design, conduct and assess.

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

We currently do not have quantities of suramin sufficient to support all of our clinical trial needs and we will need to rely on third-party manufacturers to meet the demand of future production.

There is currently one manufacturer of suramin, Bayer, which does not manufacture suramin on a regular basis and, when it does, generally only manufactures small quantities in response to outbreaks of HAT.

We have engaged two independent contract development manufacturing organizations to develop, validate and scale our supply chain for suramin and the shelf stable drug product that is ultimately distributed to pharmacies. We have completed the necessary steps to begin producing suramin in early 2022 and began the final stage of the development phase in the first quarter 2024, including the production and final release testing process, that will produce suramin for both clinical and registrational purposes. However, this final development phase is expected to take a significant amount of time and we cannot conduct our clinical trials until we have sufficient suramin supply.  We currently do not expect to have quantities of suramin sufficient to support submission of an NDA for PAX-101’s East African HAT indication until the fourth quarter of 2024.

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

We may be eligible to receive a tropical disease PRV for PAX-101, as Human African Trypanosomiasis (“HAT”) is defined as a disease qualifying for a tropical disease PRV under Section 524 of the Federal Food, Drug and Cosmetic Act (the “FD&C Act”). The FDA is authorized to award a tropical disease PRV to sponsors of applications for certain products for the prevention or treatment of certain tropical diseases, upon FDA approval of the sponsor’s marketing application. A tropical disease PRV may be used by the sponsor that obtains the tropical disease PRV or may be transferred to another sponsor that may use it to obtain Priority Review for a different application. In order to be eligible for a tropical disease PRV, the application must: (i) be for a tropical disease as defined in Section 524 of the FD&C Act; (ii) be submitted under Section 505(b)(1) of the FD&C Act or Section 351 of the Public Health Service Act (the “PHSA”); (iii) be for a product that contains no active ingredient that has been approved in any other application submitted under Section 505(b)(1) of the FD&C Act or Section 351 of the PHSA; and (iv) qualify for Priority Review; (v) contain reports of one or more new clinical investigations (other than bioavailability studies) that are essential to the approval of the application and conducted or sponsored by the sponsor; and (vi) contain the applicant’s attestation that such report(s) were not submitted as part of an application for marketing approval or licensure by a regulatory authority in India, Brazil, Thailand, or any country that is a member of the Pharmaceutical Inspection Convention or the Pharmaceutical Inspection Cooperation Scheme prior to September 27, 2007. A U.S. approval in HAT would potentially qualify us to earn a tropical disease PRV from the FDA, which we intend to monetize to raise funds to support the later stage development and commercialization of PAX-101 and PAX-102 in the treatment of ASD, FXAS, FXTAS, ME/CFS and LCS, the cost of which is estimated to be between $120 million and $140 million to gain FDA approval and commercially launch all indications in the United States, depending on the design of required clinical trial protocols. However, there can be no assurance that we will receive approval from the FDA for PAX-101, and even if PAX-101 is approved by the FDA, there is a risk that we will not receive a tropical disease PRV. Further, the PRV program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for PAX-101 and qualify for a PRV, the program may no longer be in effect at the time of approval. In addition, although PRVs may be sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a PRV. If we are unable to obtain a PRV, or if we are unable to sell our PRV or if the amount we obtain from its sale is insufficient to fund our operations, we may be required to fund the later stage development and commercialization of PAX-101 and PAX-102 in the treatment of ASD, ME/CFS and LCS through sales of our equity or debt securities, through strategic collaborations with third parties or other similar transactions. None of these alternative arrangements may be available to us on commercially reasonable terms, or at all, and if we are unable to raise funding to further our clinical and commercial development, our business and stock price will be adversely impacted.

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

We also rely on trade secrets to protect technology, especially in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, our ability to receive patent protection and our ability to protect valuable information owned by us may be imperiled. Enforcing a claim that a third-

party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

We are aware of PCT international patent application PCT/US2018/017674, titled “Methods for Autism Spectrum Disorder Pharmacotherapy”, which lists Perfect Daylight Limited and The Regents of the University of California as Applicants, filed on February 9, 2018, published as WO 2018/148580 on August 16, 2018, and claiming priority to U.S. provisional patent application no. 62/457,120, filed on February 9, 2017. The patent application describes compositions of antipurinergic agents, such as suramin, and methods of use for treating cognitive developmental disorders and autism spectrum disorder. From publicly available databases, we are aware that a U.S. nonprovisional patent application of this PCT patent application, U.S. application Serial No. 16/537,397, was filed in the United States and was subsequently abandoned in favor of U.S. application Serial No. 18/323,375, filed Mary 24, 2023 and U.S. application Serial No. 18/414,171, filed January 16, 2024. The European equivalent of the application was granted as EP3579836 on December 15, 2021 and was validated in Belgium, France, Germany, Great Britain, and Switzerland. A Chinese application, CN201880024535.9, is also pending.  Because patent applications of PCT/US2018/017674 are still pending at least in the United States and China, it is not certain if any patents will ultimately issue from these applications nor is it possible to predict the resultant claim scope of any such issued patent. We will continue to monitor the prosecution of these patent applications from publicly available documents.

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

We are also aware of PCT international patent application PCT/US2017/041932, titled “Diagnostic and Methods of Treatment for Chronic Fatigue Syndrome and Autism Spectrum Disorders,” which lists The Regents of the University of California as Applicant, filed on July 13, 2017, published as WO 2018/013811 on January 18, 2018, and claiming priority to U.S. provisional patent application nos. 62/464,369, filed on February 27, 2017 and 62/362,564, filed on July 14, 2016. The patent application describes biomarkers for diagnosing and predicting the development of chronic fatigue syndrome and methods of treating a mitochondrial disease or disorder, such as ASD, by administering an effective amount of an APT, such as suramin. Publicly available databases show no pending US or national or regional phase patent applications.

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

We were notified by the Nasdaq in December 2022 that we were not in compliance with the Minimum Market Value Requirement requiring us to maintain a market value of listed securities of a minimum of $35.0 million for a period of 30 consecutive business days, and Nasdaq granted us a period of 180 calendar days, or until June 5, 2023, to regain compliance with the Minimum Market Value Requirement. In June 2023, we received notice from the Nasdaq Staff stating that we have not regained compliance with the Minimum Market Value Requirement during the 180-day grace period and would be subject to delisting. After a hearing to appeal the Staff’s delisting determination, we were granted an exception to maintain our listing on The Nasdaq Capital Market notwithstanding our failure to regain compliance with the Minimum Market Value Requirement. We were required to demonstrate compliance with the alternative criteria set forth in Nasdaq Listing Rule 5550(b)(1), which requires us to maintain stockholders' equity of at least $2.5 million by December 11, 2023. On December 20, 2023, Nasdaq notified us that we had demonstrated compliance with this criteria and imposed a Discretionary Panel Monitor until December 20, 2024. The Discretional Panel Monitor provides that if we fail to maintain compliance with any continued listing requirement, Nasdaq will issue a Delist Determination Letter and schedule a new hearing with the Nasdaq Hearings Panel, and we would not be entitled to any grace periods for subsequent noncompliance with listing standards. We expect that we will need to raise additional capital on a regular basis to maintain compliance with the stockholders’ equity standard, and such financing may be significantly dilutive to our existing shareholders, may not be available on favorable terms or at all and we may not be able to maintain our compliance with this standard in the future.

On January 12, 2024, we received a notification letter from Nasdaq advising us that for 31 consecutive trading days preceding January 11, 2024, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq. As a result of the Nasdaq panel imposing the Panel Monitor on the Company until December 20, 2024, we are not eligible for a grace period.

We requested a hearing before the Panel which is expected to take place April 2024. This request stays any delisting action in connection with the notice and our common stock continues to be listed on Nasdaq until the Panel renders a decision subsequent to the hearing. At the hearing, we intend to present a plan to regain compliance with the Minimum Bid Price Requirement and may request that the Panel allow us additional time within which to regain compliance. While we expect to  submit a comprehensive plan to regain compliance and a request for 180 days in which to implement the plan, there can be no assurance that the Panel will grant our request for the additional time requested.

If we are not granted the request or if we fail to satisfy any other continued listing requirements of Nasdaq, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

This price at which you purchased your shares may vary from the market price of our common stock thereafter. You may be unable to sell your shares of common stock at or above the price at which you purchased them. The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	actual or anticipated changes in the pace of our corporate achievements or our growth rate relative to our competitors;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	issuance of new or updated research or reports by securities analysts;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or other personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional debt or equity financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;

●	general economic, market or political conditions in the United States or elsewhere (including, without limitation, conditions arising out the COVID-19 pandemic). In particular, the market prices of early clinical-stage companies like ours have been highly volatile due to factors, including, but not limited to any delay or failure in a clinical trial for our product candidates or receive approval from the FDA and other regulatory agents;
●	developments or disputes concerning our product’s intellectual property rights;
●	our or our competitors’ technological innovations;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies or patents;
●	failure to complete significant transactions or collaborate with vendors in manufacturing our product; and
●	proposals for legislation that would place restrictions on the price of medical therapies.

In addition, trading in our common stock may be subject to abuse, volatility and shorting, which may have little to do with our operations or business prospects.

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

We have identified material weaknesses in our internal control and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements for the years ended December 31, 2020 and December 31, 2023, we identified material weaknesses in our internal control relating to the evaluation of complex financial instruments, including earnings per share. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses have not been remediated as of December 31, 2023. Our management has concluded that our control around the accounting for certain complex instruments issued by the Company and earnings per share was not effectively designed or maintained, and therefore not accounted for correctly.

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

To remediate the above material weaknesses, we have developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We do not believe that the remediation of these material weaknesses will result in significant incremental cost. However, another significant financial reporting failure or material weakness in internal control could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock.

In addition to the material weaknesses identified above, we also did not design and maintain effective controls over information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements, specifically, with respect to user provisioning and deprovisioning, user access review, passwords, privileged access, cybersecurity, system development lifecycle, and SOC report management review.  These IT deficiencies did not result in a misstatement to our financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined that these deficiencies in the aggregate constitute a material deficiency. To remediate the above material weaknesses, we have developed a remediation plan with assistance from our IT advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control.

We cannot assure you, however, that any actions we may take in the future will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control is documented, designed, or operating. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control that we will eventually be required to include in our periodic reports that are filed with the Commission. Ineffective disclosure controls and procedures and internal control could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

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

Certain of our officers are not required to work exclusively for us. For example, David W. Hough, our Chief Medical Officer is the Chief Medical Officer of Freedom Biosciences and Stephen D. Sheldon, our Chief Financial Officer and Chief Operating Officer, is the Chief Executive Officer of Indochina Healthcare Co. Ltd. Pursuant to the agreements we have entered into with these individuals, Messr. Hough is obligated to devote only 20 hours per week to activities related to our Company. Therefore, it is possible that a conflict of interest with regard to an officer’s time may arise based on their other employment and/or business operations. As we progress, if the full-time services of these individuals are required and the current directors and officers cannot provide that level of commitment, we will need to identify suitable individuals who can dedicate such time to our Company. We can provide no assurance that we will be able to successfully identify and retain qualified candidates for these positions.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

We have six full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Howard J. Weisman, our Chief Executive Officer and Chairman of the Board, would adversely impact our business prospects.

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

We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We face competition with respect to our current product candidates and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Our current and potential competitors in ASD include CureMark LLC, which is in Phase 3 studies for CM-AT for ASD, Yamo Pharmaceuticals, which is in Phase 2 studies for LI-79 for ASD, GW Pharmaceuticals, which is in Phase 2 studies for Cannabidivarin for ASD, Harmony Biosciences, which is in Phase 3 studies for Cannabidiol (“CBD”) gel for ASD, QBioMed, which is developing a preclinical asset called QBM-001 for rare pediatric nonverbal autism and Kuzani Therapeutics, Inc., which has announced that it is in clinical development for the treatment of the core symptoms of ASD in children. There are two treatments that have been approved by FDA to treat the non-core symptom of irritability in ASD: Risperdal® (Risperidone) and Abilify® (Aripiprazole). Axial Therapeutics is in Phase 2 studies for AB-2004 for irritability in ASD. For ME/CFS, AIM ImmunoTech has an approval for rintatolimod in Argentina, and is in development for the drug in the US. For LCS, Tonix Pharmaceuticals is in Phase 2 studies for TNX-102 SL.

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

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing international conflicts, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We continue to assess and improve the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are included as a party of our overall risk management governance which is reviewed yearly by our Board of Directors.

Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a component of our internal control system. Cybersecurity awareness, including specific topics related to social engineering and email frauds, are included as a part of our annual employee training program.  We have processes and controls, in particular with respect to our financial and reporting technology, to prevent and minimize cybersecurity risks and attacks.  We rely on industry-standard third-party software and vendors for our core systems, including data storage, analysis and backup.  As discussed under Item 9A – Disclosure Controls and Procedures, we are in the process of improving and enhancing our information technology policies and procedures for our information systems, including cybersecurity capabilities.

Governance

Our Board of Directors is responsible for overseeing our cyber security risk management and strategy. Our senior leadership, including our Chief Financial Officer and controller, regularly meets with and provides periodic briefings to our Board of Directors regarding our company performance and risk management, which include reports of any cybersecurity incidents and improvements and strategy of the Company’s cybersecurity risk management.  The Audit Committee of the Board of Directors will regularly review cybersecurity requirements and risks on a quarterly basis.

Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

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

Holders of Record

As of March 11, 2024, there were 10 shareholders of record. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions.

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

Recent Sales of Unregistered Securities

Other than those previously disclosed by us in our current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of our equity securities during the period covered by this Annual Report.

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

One of our primary points of focus is currently the development and testing of our lead program, PAX-101, an intravenous formulation of suramin, in the treatment of ASD and the advancement of the clinical understanding of using that agent against other disorders such as fragile X syndrome (FXS), fragile X-associated tremor/ataxia syndrome (FXTAS), ME/CFS and Long COVID-19 Syndrome (“LCS”), a clinical diagnosis in individuals who have been previously infected with COVID-19.

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

We are also pursuing the development of next generation APT product development candidates for neurodevelopmental indications. These candidates include PAX-102, our proprietary intranasal formulation of suramin, as well as other new chemical entities that are more targeted and selective antagonists of particular purine receptor subtypes. We believe our lead drug candidate (suramin), if approved by the FDA, may be a significant advancement in the treatment of ASD and a potentially useful treatment for FXS, FXTAS, ME/CFS and LCS.

In July 2023, we announced positive topline results from the PAX-101 (intravenous suramin) Phase 3 African Sleeping Sickness Study, PAX-HAT-301. The conclusions of the study confirmed that the retrospective, non-randomized, externally controlled, interventional efficacy and safety study of suramin for the treatment of Stage 1 TBR HAT demonstrated better health outcomes when compared with a natural history control group of patients evaluated and treated from 1900-1910, prior to the availability of suramin in Africa. The adverse event profile of suramin observed in the study was consistent with what has been widely reported in published medical and clinical literature.

We have not generated any revenue to date and, through December 31, 2023, we had an accumulated deficit of approximately $52.0 million. To date, we have financed our operations through contributions from our prior members, proceeds from our initial public offering, the issuance of our convertible notes (including the 2023 Note, as described herein), the issuance of our Simple Agreement For Equity (“SAFE”), Series X preferred stock, par value $0.0001 per share (“Series X preferred stock”), the sale of shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement and our secondary public offering in November 2023. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101 and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

2022 Notes

During the second and third quarters of 2022, we issued our senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million. The 2022 Notes contained an original issue discount totaling approximately $0.2 million and we received net proceeds of approximately $1.2 million (net of financing fees of approximately $0.1 million). The 2022 Notes bore interest at 10% per annum and mature 12 months from the issuance date. The 2022 Notes were secured by all of our assets and personal property. The note holders had the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the our common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per-share conversion price was equal to $71.40 per share. In connection with the 2022 Notes, we issued warrants to purchase 11,479 shares of common stock. The warrants have an exercise price of $71.40 per share and expire five years from the issuance date.

On August 3, 2022, we entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of our initial public offering at the conversion price of $71.40 per share. During the year ended December 31, 2022, the holders of the 2022 Notes converted the notes fair value of approximately $1.2 million to 15,406 shares of our common stock.

On August 3, 2022, we entered into a conversion agreement with an additional holder of the 2022 Notes, pursuant to which the holder agreed to convert $255,555 of the principal balance of the 2022 Notes at the consummation of our initial public offering into 2,555 shares of Series X preferred stock. During the fourth quarter 2022, the Company issued 251 additional shares of Series X preferred stock to the noteholder.

In February 2023, we paid down the remaining balance of the 2022 Notes (approximately $0.2 million) with a portion of the proceeds received from the 2023 Note.

Initial Public Offering

On August 30, 2022, we closed our initial public offering and received net proceeds of approximately $6.0 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $1.4 million. We sold 90,909 shares of common stock at a price to the public of $89.25. In connection with the initial public offering, we issued 6,364 warrants to purchase shares of common stock with an exercise price of $116.88 per share.

Series X Preferred Stock

In August 2022, we authorized 500,000 shares of Series X preferred stock. The stated value of the Series X preferred stock is $100 per share. The holders of the Series X preferred stock have no voting rights and are not entitled to dividends. The Series X preferred stock is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion.

In August 2022, we issued 3,200 shares of Series X Preferred Stock at a purchase price of $100 per share. We received net proceeds of approximately $0.3 million, net of issuance costs. On August 26, 2022, upon the consummation of our initial public offering, 61,689 shares of the Series X preferred stock were converted into 69,117 shares of our common stock. As of December 31, 2023, 45,567 shares of Series X preferred stock remain outstanding.

Lincoln Park Transaction

In November 2022, we entered into the Lincoln Park Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $20 million worth of shares of common stock from time to time over the 30-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of our common stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has agreed under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. During the fiscal year ended December 31, 2022, we did not sell any shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement, except for 11,705 commitment shares issued to Lincoln Park in November 2022, and in the year ended December 31, 2023 we issued approximately 0.2 million shares of common stock pursuant thereto, receiving net proceeds of approximately $5.6 million. We have an effective registration statement on Form S-1 (File No. 333-268882), registering 770,718 shares of common stock for resale by Lincoln Park from time to time under the Lincoln Park Purchase Agreement, of which 549,896 remain available.

2023 Note

In February 2023 we entered into a Securities Purchase Agreement with an investor and issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. We received proceeds of approximately $2.5 million, net of expenses and other costs. In connection with the 2023 Note, we issued a common stock warrant to purchase 47,059 shares of common stock, with an original exercise price of $55.25. The 2023 Note contained a price adjustment clause where the exercise and conversion price of the Note and Warrant is adjusted to the selling price of an offering if the Company’s common stock are sold at a price below the conversion or exercise price, respectively. In November 2023, the Company entered into a public offering in which shares of its common stock were sold at $1.30 per share. As the price of the common stock sold as part of the public offering was below the exercise and conversion price of the Note and Warrant, the terms of the conversion and exercise price were reset to $1.30. As of December 31, 2023, none of these warrants have been exercised, and all of these warrants remain outstanding. In addition, we paid a $112,000 commitment fee to the investor to enter into the 2023 Note. A total of approximately 1.3 million shares of common stock were issued with a fair value of approximately $3.2 million upon conversion of the 2023 Note during the term of the 2023 Note and made a cash payment of approximately $0.5 million. The 2023 was paid off in full in November 2023.

Vox Nova Exclusive Pharmacy Distribution Agreement

On June 30, 2023, we entered into an exclusive specialty benefit manager agreement with Vox Nova, LLC (“Vox Nova”) pursuant to which Vox Nova will act as the exclusive United States distributor for our lead pipeline asset, PAX-101 intravenous suramin. Vox Nova will provide certain distribution management, pharmacy benefit management, sales and supply monitoring services with respect to PAX-101, in the event PAX-101 receives FDA approval. The distribution agreement also provides for an exclusivity fee payable to us of up to $2.0 million, payable in installments based on various time and regulatory approval parameters. Vox Nova will pay $0.5 million of the exclusivity fee upfront in connection with the signing of the distribution agreement when the distribution right was transferred to Vox Nova. The remaining $1.5 million is due in four equal installments over a one-year period after PAX-101 is approved by the FDA, if approved, and made available for distribution.

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

Rediscovery Life Sciences AKI LLC Asset Purchase

On October 24, 2023, we entered into an Asset Purchase Agreement with Rediscovery Life Sciences AKI LLC (“RLS”). Pursuant to the Asset Purchase Agreement, we acquired substantially all of the assets of RLS, including but not limited to its intellectual property, equipment, and inventory. The total purchase price for the assets was $100,000, payable in cash at closing, along with a one-time payment of 1% of gross proceeds earned by us following any potential sale of a Priority Review Voucher Issued by the FDA in connection with the potential approval of an NDA for HAT. The acquisition was financed through our existing cash reserves

Financial Operations Overview

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

Fair Value of Restricted Stock Units Granted

During the year ended December 31, 2022 the Company granted 127,015 RSUs with a fair value of approximately $18.1 million and are subject to service conditions.

During the year ended December 31, 2022, 17,148 RSU’s (granted on January 1, 2022) were forfeited due to terminations of two of the Company’s employees and two of its board members.

During the year ended December 31, 2023, we granted 53,654 RSUs with a fair value of approximately $1.5 million to certain officers, directors, and employees, and are subject to service conditions.

During the year ended December 31, 2023, we recorded stock-based compensation expense related to the RSUs of approximately $5.0 million. During the year ended December 31, 2022, we recorded stock-based compensation expense related to the RSUs of approximately $3.9 million. The unamortized stock-based compensation expense related to RSUs as of December 31, 2023 is approximately $1.5 million, which is expected to be recognized over a remaining weighted average vesting period of 0.92 years.

During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense related to canceled stock options of approximately $0.2 million and $0.5 million, respectively. The unamortized stock-based compensation expense related to canceled stock options (See Note 7), as of December 31, 2023 is less than $0.1 million.

Results of Operations

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Twelve Months Ended December 31,
	2023	2022
Operating expenses
General and administrative	$12,230,292	$8,816,940
Research and development	3,914,979	1,787,488
Total operating expenses	16,145,271	10,604,428
Loss from operations	(16,145,271)	(10,604,428)
Other expense, net	(2,144,454)	(4,197,339)
Net loss	$(18,289,725)	$(14,801,767)

Operating expenses

General and administrative

General and administrative expenses were approximately $12.2 million and $8.8 million for the years ended December 31, 2023 and 2022, respectively. The $3.4 million increase in general and administrative expenses for the year ended December 31, 2023, as compared to the prior period, was primarily due to an increase of $0.8 million for stock-based compensation, an increase of $1.2 million for legal and professional fees, an increase of $1.1 million in payroll and an increase of $0.3 million in other operating expenses.

Research and Development

Research and development expenses were approximately $3.9 million for the year ended December 31, 2023 and approximately $1.8 million for the year ended December 31, 2022. The $2.1 million increase in research and development expenses for the year ended December 31, 2023 as compared to the prior period was primarily attributable to higher costs incurred in connection with our both our research and development activities and include costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $3.9 million in research and development expenses incurred during the year ended December 31, 2023, $2.4 million was associated with activities related to the HAT indication, and $1.5 million was associated with development activities related to the ASD indication.

Of the $1.8 million in research and development expenses incurred during the year ended December 31, 2022, $1.6 million was associated with activities related to the HAT indication, and $0.2 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the completed ASD trial.

The estimated aggregate costs expected to be incurred for the research and development activities relating to the filing of an NDA for HAT is approximately $2.5 to $2.8 million, which we expect to fund with the proceeds of our secondary public offering and future capital raising activities.

Other Expenses, net

Other expenses, net were approximately $2.1 million for the year ended December 31, 2023 and $4.2 million for the year ended December 31, 2022. The decrease of $2.1 million was comprised of approximately $1.8 million for change in the fair value of notes, approximately $0.2 million for other expenses, and less than $0.1 million for loss on extinguishment of debt.

Liquidity and Capital Resources

As of December 31, 2023, we had an accumulated deficit since inception of approximately $52.0 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through December 31, 2023, we have funded our operations through contributions from TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes of approximately $4.2 million, proceeds from our initial public offering, net of fees, of approximately $6.0 million, our SAFE of $5.0 million, the 2023 Note of approximately $2.5 million, the sale of common stock to Lincoln Park Capital of approximately $5.6 million, and the proceeds from our Secondary Public Offering, net of fees, of approximately $6.1 million.

Convertible Notes

During the second and third quarters of 2022, we issued the 2022 Notes with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling approximately $0.2 million and we received net proceeds of approximately $1.2 million (net of financing fees of approximately $0.1 million). During 2022 and the first quarter of 2023, all of the 2022 Notes were converted or repaid.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

On November 17, 2022, we entered into the Lincoln Park Purchase Agreement which provided that, upon the terms and subject to the conditions and limitations set forth therein, we could sell to Lincoln Park, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the purchase agreement. During the year ended December 31, 2022, we did not issue any shares of common stock under the Lincoln Park Purchase Agreement, except for 11,705 commitment shares issued to Lincoln Park, and in the year ended December 31, 2023 we issued approximately 0.2 million shares of common stock pursuant thereto, receiving net proceeds of approximately $5.6 million.

2023 Note

In February 2023 we entered into a Securities Purchase Agreement with an investor and issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. We received proceeds of approximately $2.5 million, net of expenses and other costs. In connection with the 2023 Note, we issued a common stock warrant to purchase 47,059 shares of common stock, with an original exercise price of $55.25. The 2023 Note contained a price adjustment clause where the exercise and conversion price of the Note and Warrant is adjusted to the selling price of an offering if the Company’s common stock are sold at a price below the conversion or exercise price, respectively. In November 2023, the Company entered into a public offering in which shares of its common stock were sold at $1.30 per share. As the price of the common stock sold as part of the public offering was below the exercise and conversion price of the Note and Warrant, the terms of the conversion and exercise price were reset to $1.30. As of December 31, 2023, none of these warrants have been exercised, and all of these warrants remain outstanding. In addition, we paid a $112,000 commitment fee to the investor to enter into the 2023 Note. A total of approximately 1.3 million shares of common stock were issued with a fair value of approximately $3.2 million upon conversion of the 2023 Note during the term of the 2023 Note and made a cash payment of approximately $0.5 million. The 2023 was paid off in full in November 2023.

Operating activities

During the year ended December 31, 2023, net cash used in operating activities was $10.8 million, which primarily included our net loss of approximately $18.3 million, adjusted for non-cash expenses of approximately $8.2 million including stock-based compensation of approximately $5.2 million, change in fair value of the notes of approximately $1.8 million in connection with our 2023 and 2022 Notes.  The net change in operating assets and liabilities was approximately $0.2 million, driven primarily by an increase in deferred revenue of approximately $0.5 million, and an increase in accounts payable of approximately $0.5 million, offset by an increase in prepaid and other current assets of $0.7 million.

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

Investing Activities

There were no investing activities for the years ended December 31, 2023 and 2022.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities was approximately $13.6 million, consisting of proceeds received from the sale of common stock to Lincoln Park of approximately $5.6 million, the issuance of the 2023 Note of approximately $2.5 million, and the proceeds of our secondary public offering, net of transaction fees, of approximately $6.1 million.

During the year ended December 31, 2022, net cash provided by financing activities was approximately $7.5 million, consisting of proceeds received from our initial public offering of $6.0 million, the issuance of our 2022 Notes and warrants of $1.2 million, and $0.3 million from the issuance of our Series X preferred stock.

Funding requirements

As of December 31, 2023, we had a cash balance of approximately $4.7 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Contractual obligations and commitments

As of December 31, 2023, there were no outstanding principal balance of any Notes.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. The most significant estimates in the Company’s financial statements relate to the valuation of warrants, common stock, valuation of the 2022 Notes and 2023 Note, and valuation of the SAFE liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

We define our critical accounting policies and estimates as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 3 to our financial statements, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments:

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

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), we have elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, we recognize these convertible notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. Accrued interest for the notes has been included in the change in fair value of convertible notes in the statements of operations. The change in fair value measurement of the convertible notes is included in the Change in fair value of notes line item of the Company’s statements of operations.

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

65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Paxmedica, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PaxMedica, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, statements of stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2020

Marcum LLP

New York, NY

March 11, 2024

PAXMEDICA, INC.

Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$4,710,642	$1,901,887
Accounts receivable	—	—
Prepaid administration	390,400	302,431
Prepaid contractors	579,363	—
Prepaid and other current assets	969,763	302,431
Total current assets	5,680,405	2,204,318
Total assets	$5,680,405	$2,204,318

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$811,733	$721,955
Accounts payable - related party	18,500	20,000
Accrued expenses	177,118	518,613
Accrued expenses - Compensation	787,981	500,458
Note payable - fair value, current portion	—	173,543
Shares settled liability	—	160,949
Total current liabilities	1,795,332	2,095,518
Deferred revenue	500,000	—
Total liabilities	2,295,332	2,095,518

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series X preferred shares, 500,000 shares authorized as of December 31, 2023 and December 31, 2022; 45,567 shares issued and outstanding at December 31, 2023 and December 31, 2022	5	5
Common stock, par value $0.0001; 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 7,401,242 and 707,976 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	740	71
Additional paid-in capital	55,414,069	33,848,740
Accumulated deficit	(52,029,741)	(33,740,016)
Total stockholders’ equity (deficit)	3,385,073	108,800
Total liabilities, and stockholders’ equity (deficit)	$5,680,405	$2,204,318

The accompanying notes are an integral part of these financial statements.

PAXMEDICA, INC.

Statements of Operations

Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Operating expenses
General and administrative	$12,230,292	$8,816,940
Research and development	3,914,979	1,787,488
Total operating expenses	16,145,271	10,604,428

Loss from operations	(16,145,271)	(10,604,428)

Other income (expense):
Interest expense	(9,165)	(5,237)
Loss on conversion of SAFE	—	(5,338,808)
Loss on issuance of debt	—	(391,246)
Loss on extinguishment of debt	(45,585)	(161,563)
Change in fair value of notes	(1,819,009)	(272,202)
Change in fair value of SAFE	—	163,025
Change in fair value warrant liability	—	1,873,192
Other expense	(270,695)	(64,500)
Total other expense	(2,144,454)	(4,197,339)

Net loss	$(18,289,725)	$(14,801,767)

Basic weighted average number of shares outstanding	1,662,795	514,216
Diluted weighted average number of shares outstanding	1,662,795	514,216

Basic net loss per share	$(11.00)	$(28.79)
Diluted net loss per share	$(11.00)	$(28.79)

The accompanying notes are an integral part of these financial statements.

PAXMEDICA, INC.

Statements of Stockholders’ Equity (Deficit)

Year Ended December 31, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	45,567	$5	707,976	$71	$33,848,740	$(33,740,016)	$108,800
Reclassification of shares settled liability to equity	—	—	1,824	—	160,949	—	160,949
Issuance of common stock in connection with convertible note	—	—	1,340,903	131	3,195,163	—	3,195,294
Issuance of common stock in connection with equity purchase agreement	—	—	5,279,501	532	11,945,404		11,945,936
Issuance of common stock warrants in connection with notes payable, net of fees	—	—	—	—	1,155,642	—	1,155,642
Delivery of common stock underlying restricted stock units, net of tax withholding	—	—	25,642	2	(122,612)	—	(122,610)
Warrant reset charge	—	—	—	—	25,836	—	25,836
Stock-based compensation	—	—	45,396	4	5,204,946	—	5,204,950
Net loss	—	—	—	—	—	(18,289,725)	(18,289,725)
Balance at December 31, 2023	45,567	$5	7,401,242	$740	$55,414,069	$(52,029,741)	$3,385,073

	Preferred Stock		Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	2,696,439	$270	—	$—	406,676	$41	$8,829,075	$(18,938,249)	$(10,108,864)
Issuance of common stock for commitment fee in connection with equity purchase agreement	—	$—	—	$—	11,704	$1	$(1)	$—	$0
Issuance of common stock for consulting services	—	$—	—	$—	3,362	$0	$100,000	$—	$100,000
Issuance of Series X preferred stock, net of fees	—	$—	3,200	$1	—	$—	$299,999	$—	$300,000
Conversion of SAFE liability to Series X preferred stock	—	$—	100,000	$10	—	$—	$9,999,990	$—	$10,000,000
Issuance of common stock and warrants, net of fees	—	$—	—	$—	90,909	$9	$6,023,004	$—	$6,023,013
Issuance of common stock in connection with conversion of notes payable	—	$—	—	$—	14,006	$1	$1,159,499	$—	$1,159,500
Issuance of Series X preferred stock in connection with conversion of notes payable	—	$—	2,806	$—	—	$—	$327,993	$—	$327,993
Conversion of Series Seed preferred stock to common stock	(2,696,439)	$(270)	—	$—	91,614	$9	$260	$—	$(0)
Conversion of Series X preferred stock to common stock	—	$—	(61,689)	$(6)	69,117	$7	$(1)	$—	$(0)
Warrants exchanged for shares of common stock and Series X preferred stock	—	$—	1,250	$—	20,588	$2	$2,009,205	$—	$2,009,207
Reclassification of warrants to equity	—	$—	—	$—	—	$—	$912,580	$—	$912,580
Costs incurred in connection with equity purchase agreement	—	$—	—	$—	—	$—	$(230,997)	$—	$(230,997)
Stock-based compensation	—	$—	—	$—	—	$—	$4,418,134	$—	$4,418,134
Net loss	—	$—	—	$—	—	$—	$—	$(14,801,767)	$(14,801,767)
Balance at December 31, 2022	—	$—	45,567	$5	707,976	$71	$33,848,740	$(33,740,016)	$108,800

The accompanying notes are an integral part of these financial statements.

PAXMEDICA, INC.

Statements of Cash Flows

Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,289,725)	$(14,801,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,204,950	4,418,134
Issuance of common stock for consulting services	—	100,000
Change in fair value of notes	1,819,009	272,202
Change in fair value of SAFE	—	(163,025)
Loss on conversion of SAFE	—	5,338,808
Loss on extinguishment of debt	45,585	161,563
Loss on issuance of debt	—	391,246
Warrant reset charge	25,836	—
Change in fair value warrant liability	—	(1,873,192)
Other	91,992	34,500
Changes in assets and liabilities:
Prepaid and other current assets	(667,332)	—
other current assets	—	(302,431)
Deferred revenue	500,000	—
Accounts payable	456,225	94,914
Accounts payable - related party	(1,500)	19,250
Accrued expenses	46,456	238,615
Net cash used in operating activities	(10,768,504)	(6,071,183)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of fees	—	6,023,013
Proceeds from issuance of convertible promissory notes and warrants	3,200,000	1,240,970
Proceeds from the issuance of common stock in connection with equity purchase agreement	11,945,936	—
Costs related to issuance of common stock and warrants	(503,695)	—
Proceeds from issuance of Series X preferred stock	—	300,000
Payment of costs in connection with equity purchase agreement	(195,997)	(35,000)
Repayment of convertible promissory notes	(746,375)	—
Settlement of shares withheld for payment of employee taxes	(122,610)	—
Net cash provided by financing activities	13,577,259	7,528,983

Net increase in cash	2,808,755	1,457,800
Cash, beginning of period	1,901,887	444,087
Cash, end of period	$4,710,642	$1,901,887

Non-cash financing activities:
Series X preferred stock issued in connection with conversion of notes payable	$—	$327,993
Common stock issued in connection with conversion of notes payable	$3,195,294	$1,159,500
Conversion of SAFE liability to Series X preferred stock	$—	$10,000,000
Warrants exchanged for Shares of common stock and Series X preferred stock	$—	$2,009,207
Reclassification of warrants to equity	$—	$912,580
Reclassification of shares settled liability	$160,949	$—
Unpaid costs for equity purchase agreement	—	195,997

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

Secondary Public Offering

On November 20, 2023, the Company entered into an underwriting agreement relating to the secondary public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 5,384,615 shares of its common stock with the offering price to the public of $1.30 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-275416), as amended, under the Securities Act of 1933, that was filed by the Company under Rule 462(b) under the Securities Act. On November 22, 2023, the Company received net proceeds from its public offering of approximately $6.1 million, net of underwriter fees and commissions of approximately $0.6 million, and offering costs of approximately $0.3 million. In connection with its public offering the Company issued 5,384,615 warrants to purchase shares of the Company’s common stock with an exercise price of $1.30 per share and issued 215,385 warrants to purchase shares of the Company’s common stock with an exercise price of $1.625.

The 2023 Note contained a price adjustment clause where the exercise and conversion price of the 2023 Note and Warrant is adjusted to the selling price of an offering if the Company’s common stock are sold at a price below the conversion or exercise price, respectively. In November 2023, the Company entered into a public offering in which shares of its common stock were sold at $1.30 per share. As the price of the common stock sold as part of the public offering was below the exercise and conversion price of the Note and Warrant, the terms of the conversion and exercise price were reset to $1.30, as further described below.

Note 2. Going Concern, Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had working capital of $3.9 million, an accumulated deficit of approximately $52.0 million at December 31, 2023, a net loss of approximately $18.3 million, and approximately $10.8 million of net cash used in operating activities for the year ended December 31, 2023.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement (See Note 8). During the year ended December 31, 2022, the Company did not issue any shares of common stock in connection with the Purchase Agreement and for the year ended December 31, 2023, the Company issued approximately 0.2 million shares of common stock, receiving net proceeds of approximately $5.6 million.

Convertible Promissory Note

In February 2023 we entered into a Securities Purchase Agreement with an investor and issued a convertible promissory note (the “2023 Note”) with a principal balance of $3.7 million. We received proceeds of approximately $2.5 million, net of expenses and other costs. In connection with the 2023 Note, we issued a common stock warrant to purchase 47,059 shares of common stock, with an original exercise price of $55.25. The 2023 Note contained a price adjustment clause, a down round feature (see Financial Instruments With Down Round Features policy discussion in Note 3) where the exercise and conversion price of the Note and Warrant is adjusted to the selling price of an offering if the Company’s common stock are sold at a price below the conversion or exercise price, respectively. In November 2023, the Company entered into a public offering in which shares of its common stock were sold at $1.30 per share. As the price of the common stock sold as part of the public offering was below the exercise and conversion price of the Note and Warrant, the terms of the conversion and exercise price were reset to $1.30.

As the 2023 Note is presented at fair value pursuant to the Company’s election of the fair value option (see Convertible Notes policy discussion in Note 3), the change in fair value resulting from the lower conversion price upon reset is captured as part of the fair value

PAXMEDICA, INC.

Notes To Financial Statements

measurement of the financial instrument in the fourth quarter of fiscal year 2023. See Note 4 for a reconciliation of convertible notes balance for the year ended December 31, 2023, including the change in fair value of the convertible notes during the year. The change in fair value of the warrants as a result of the reduced exercise price was recorded as a charge to operations and as an adjustment to additional paid in capital in the amount of $25,836. The Warrant remained equity classified. See Financial Instruments With Down Round Features policy discussion in Note 3 below for further information on the accounting for reset features.

As of December 31, 2023, none of these warrants have been exercised, and all of these warrants remain outstanding. In addition, we paid a $112,000 commitment fee to the investor to enter into the 2023 Note. A total of approximately 1.3 million shares of common stock were issued with a fair value of approximately $3.2 million upon conversion of the 2023 Note during the term of the 2023 Note and made a cash payment of approximately $0.5 million. The 2023 Note was paid off in full in November 2023.

2022 Notes

During the second and third quarters of 2022, the Company entered into senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million.  During the second and third quarters of 2022, the Company entered into senior secured convertible promissory notes (the “2022 Notes”) with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling $0.3 million and the Company received net proceeds of approximately $1.2 million.  In February 2023, the Company paid down the remaining balance of its 2022 Notes (approximately $0.2 million) with a portion of the proceeds received from the 2023 Note. (See Note 6).

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

PAXMEDICA, INC.

Notes To Financial Statements

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to the valuation of warrants, common stock, valuation of the 2022 Notes and 2023 Note, and valuation of the SAFE liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents or short-term investments.

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

PAXMEDICA, INC.

Notes To Financial Statements

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers. ASC 606 provides a five-step framework through which revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company concludes are within the scope of the new revenue recognition standard, management performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price, including whether there are any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and most often require deferral of revenue recognition to a future period until the Company performs its obligations under the underlying arrangements.

On July 1, 2023, the Company entered into a Specialty Benefit Manager Agreement with Vox Nova, LLC pursuant to which the parties agree to an exclusive distribution arrangement in which Vox Nova is liable to the Company for a $2.0 million exclusivity fee in return for exclusive pharmacy distribution rights over PAX-101 for up to seven years. Vox Nova paid $0.5 million of the exclusivity fee upfront and will remit the remaining $1.5 million in four equal installments after PAX-101 is approved by the FDA and made available for distribution.

The Vox Nova Specialty Benefit Manager Agreement will be accounted for under ASC 606. In accordance with the provisions under ASC 606, the Company identified the material right related to exclusivity provision over contract term upon approval as the sole distinct performance obligations as of the effective date of the agreement, June 30, 2023. The Company determined that the revenue related to

PAXMEDICA, INC.

Notes To Financial Statements

the exclusivity fee was to be recognized ratably over the period subsequent to the FDA’s approval of PAX-101. Pursuant to this, the Company will recognize the $0.5 million payment made by Vox Nova at the agreement inception as a deferred revenue liability and will begin recognizing the $0.5 million as revenue once PAX-101 has been approved by the FDA, and the Company has met all the requirements under ASC 606.

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these convertible notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. Accrued interest for the convertible notes has been included in the change in fair value of convertible notes in the statements of operations.

Financial Instruments With Down Round Features

The Company adopted the provisions of ASU No. 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”) to account for the down round features of convertible notes and warrants issued with private placements effective as of January 1, 2020. In doing so, equity-linked financial instruments with a down round feature previously treated as derivative liabilities in the balance sheet and measured at fair value are henceforth treated as equity with no adjustment for changes in fair value at each reporting period unless the fair value option in ASC 825 is elected (see Convertible Notes policy discussion above). The impact of down round provisions are accounted for when the event occurs. Earnings per share (“EPS”) data is adjusted for purposes of calculating diluted EPS to give effect of the feature when triggered (i.e. when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and effect of the trigger is also recognized within equity.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation. As of December 31, 2022 and December 31, 2023, there are no warrant liabilities (See Note 4).

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

PAXMEDICA, INC.

Notes To Financial Statements

Stock-Based Compensation

The Company recognizes stock-based compensation expense to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. The Company accounts for forfeitures as they occur. Stock-based awards with graded vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative costs in the statements of operations.

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

Since the Company has net losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share at December 31, 2023 and 2022, because their inclusion would be anti-dilutive are as follows:

	December 31,
	2023	2022
Series X preferred stock	51,055	51,055
Unvested restricted stock units	86,745	110,453
Common stock warrants	5,681,623	26,204
Convertible notes	—	3,328
Shares settled liability	—	1,824
Total	5,819,423	192,864

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

PAXMEDICA, INC.

Notes To Financial Statements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-02 and ASU 2020-03 (collectively, “Topic 32”). Topic 326 significantly changes the impairment model for most financial assets and certain other instruments. Topic 326 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The measurement will be based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount and requires disclosure requirements related to credit risks. ASU 2016-13 is effective for the Company’s fiscal year beginning after December 15, 2022 and subsequent interim periods. The Company adopted ASC 2016-13 on January 1, 2023, and the adoption of this standard did not have a material impact on the Company’s financial statements and disclosures.

PAXMEDICA, INC.

Notes To Financial Statements

Note 4. Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022.  As of December 31, 2023, the Company did not have any outstanding liabilities measured at fair value on a recurring basis.

Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
	Total carrying value at	markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$173,543	$—	$—	$173,543

During the year ended December 31, 2023, there was a change of approximately $0.2 million in Level 3 liabilities measured at fair value, respectively. There were no liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023.

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

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2023. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Convertible Notes
Balance at December 31, 2022	$173,543
Issuance of convertible notes	1,903,531
Issuance of common stock in connection with conversion of notes payable	(3,195,294)
Repayment of convertible notes	(746,374)
Loss on extinguishment of debt	45,585
Change in fair value	1,819,009
Balance at December 31, 2023	$—

Convertible Notes

During the year ended December 31, 2023, the Company issued the 2023 Note. The fair value of the 2023 Note on September 30, 2023 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its 2023 Note (See Note 6) and its convertible notes issued in 2022 (the “2022 Notes”). The notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements. During the year ended December 31, 2023, the Company paid off the remaining balance of its 2022 Notes (approximately $0.2 million) with a portion of the proceeds received from the 2023 Note. (see Note 6)

PAXMEDICA, INC.

Notes To Financial Statements

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2022 Notes before repayment and the 2023 Note upon the issuance date is as follows:

February 6, 2023
Dividend yield	—%
Expected price volatility	30.0 - 53.7%
Risk free interest rate	4.65 - 4.89%
Expected term (in years)	0.5 - 1.4

On November 29, 2023, the Company satisfied in full the obligations under its outstanding secured convertible promissory note with Lind Global Fund II LP, through a final cash payment of $0.2 million. The satisfaction of the remaining open payment obligations under the Note terminates the Note in full and retires all of the Company's payment obligations thereunder. (See Note 6)

Warrants

On August 3, 2022, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with a holder of certain warrants to purchase the Company’s common stock. The warrants were issued in connection with the Company’s 2020 Notes. Pursuant to the Warrant Exchange Agreement, the Company exchanged 2,596 warrants for 1,212 shares of common stock and 1,250 shares of Series X preferred stock at the consummation of the Company’s initial public offering (See Note 8).

On August 26, 2022, upon the consummation of the Company’s initial public offering, the remaining 28,195 liability classified warrants with a fair value of approximately $0.9 million were determined to be indexed to the Company’s common stock, and therefore were reclassified to equity. As of December 31, 2022 and December 31, 2023, there are no liability classified warrants.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants during the year ended December 31, 2022 is as follows:

December 31, 2022
Dividend yield	0%
Expected price volatility	0.57% - 105.0%
Risk free interest rate	.17% - 3.4%
Expected term (in years)	0.1 - 5.0

Significant changes in the expected price volatility and expected term would result in significantly lower or higher fair value measurement of the warrants, respectively.

Note 5. Accrued Expenses

The Company’s accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Employee and related expenses	$873,349	$510,297
Directors and officers insurance	—	269,753
Professional fees	91,750	162,021
Research and development	—	77,000
Total accrued expenses	$965,099	$1,019,071

PAXMEDICA, INC.

Notes To Financial Statements

Note 6. Convertible Promissory Notes

During the second and third quarters of 2022, the Company entered into its 2022 Notes with a principal balance totaling approximately $1.5 million. The 2022 Notes contain an original issue discount totaling approximately $0.2 million and the Company received net proceeds of approximately $1.2 million (net of financing fees of approximately $0.1 million). The 2022 Notes bore interest at 10% per annum and mature 12 months from the issuance date. The notes were secured by all assets and personal property of the Company. The note holders had the right to convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company’s common stock, up to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding at the time of conversion. The per share conversion price was equal to the lessor of (i) $119.00 or (ii) 80% of the qualified offering price of the Company’s common stock resulting from the listing for trading of its common stock on a qualified exchange. In connection with the notes, the Company issued common stock warrants to purchase 11,479 shares of the Company’s common stock. The warrants had an exercise price of the lessor of (i) $119.00 or (ii) 80% of the qualified offering price and expire five years from the issuance date. As a result of the issuance of the common stock warrants, the exercise price of the Company’s existing warrants was adjusted to an exercise of $51.00 per share.

On August 26, 2022, upon the consummation of the Company’s initial public offering, the conversion price of the 2022 Notes and the exercise price of the warrants is calculated at 80% of $89.25 per share (the offering price) or $71.40 per share.

On August 3, 2022, the Company entered into a conversion agreement with certain holders of the 2022 Notes, pursuant to which the holders agreed to convert $1.0 million of the principal balance at the consummation of the Company’s initial public offering at the conversion price of $71.40 per share. On August 26, 2022, the holders of the 2022 Notes converted the notes fair value of approximately $1.2 million to 14,006 shares of the Company’s common stock. During the fourth quarter 2022, the Company recorded a shares settled liability with a fair value of approximately $0.1 million, which was calculated using the Company’s closing price of its common stock on the note conversion date, in connection with 1,401 additional shares of common stock to be issued to the noteholders.

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

As of December 31, 2022, the outstanding principal balance of the 2022 Notes was approximately $0.2 million. In February 2023, the Company paid down the remaining balance of its 2022 Notes with a portion of the proceeds received from the 2023 Note.

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

The Company issued the 2023 Note in February 2023 with a principal balance of $3.7 million. In connection with the issuance, the Company received proceeds of approximately $3.2 million, net of a $0.5 million discount, incurred fees of approximately $0.5 million and used $0.2 million of proceeds pay down the remaining balance of the Company’s 2022 Notes. In connection with the 2023 Note, the Company issued a common stock warrant to purchase 47,059 shares of the Company’s common stock.

On November 29, 2023, the Company satisfied in full the obligations under its outstanding secured convertible promissory note with Lind Global Fund II LP, through a final cash payment of $0.2 million. The satisfaction of the remaining open payment obligations under the Note terminates the Note in full and retires all of the Company's payment obligations thereunder.

PAXMEDICA, INC.

Notes To Financial Statements

Note 7. Stock-based Compensation

Restricted Stock Units

Time-based Restricted Stock Units

The following is a summary of the time-based restricted stock units (“RSUs”) during the year ended December 31, 2023:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested as of December 31, 2022	108,982	$81.51
Granted	53,654	27.53
Vested	(77,362)	80.63
Unvested as of December 31, 2023	85,274	$48.12

During the year ended December 31, 2022 the Company granted 127,015 RSUs with a fair value of approximately $18.1 million and are subject to service conditions.

During the year ended December 31, 2022, 17,148 RSU’s (granted on January 1, 2022) were forfeited due to terminations of two of the Company’s employees and two of its board members.

During the year ended December 31, 2023, the Company granted 53,654 RSUs with a fair value of approximately $1.5 million to certain officers, directors, and employees, and are subject to service conditions.

During the year ended December 31, 2023, the Company recorded stock-based compensation expense related to the RSUs of approximately $5.0 million. During the year ended December 31, 2022, the Company recorded stock-based compensation expense related to the RSUs of approximately $3.9 million. The unamortized stock-based compensation expense related to RSUs as of December 31, 2023 is approximately $1.5 million, which is expected to be recognized over a remaining weighted average vesting period of 0.92 years.

During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense related to canceled stock options of approximately $0.2 million and $0.5 million, respectively. The unamortized stock-based compensation expense related to canceled stock options (as noted below), as of December 31, 2023 is less than $0.1 million.

Performance-based Restricted Stock Units

On October 11, 2022, the Company granted 1,471 performance-based restricted stock units with a fair value of approximately $60,000 for consulting services. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner.

Canceled Stock Options

On December 22, 2020, the Company granted 52,741 RSUs with a fair value of approximately $6.3 million to its officers and directors, in exchange for 46,324 vested and unvested stock options. The RSUs are subject to service conditions (vesting of 33.34% on May 1, 2021, with the remaining units vesting on each three-month anniversary, thereafter, fully vesting on May 1, 2023) and performance conditions in the form of a liquidity event. Vesting of the RSUs is subject to all grantees continuous service with the Company, and no vesting shall occur if the Company has not completed a Qualified Offering or a Change of Control on or before the vesting date. Pursuant to the guidance of ASC 718- “Compensation - Stock Compensation”. The exchange of the options for the RSUs was accounted for as a probable (service only vesting) to improbable (performance and service with the performance criteria considered improbable at grant date since contingent vesting is upon a Qualified Offering or Change of Control) modification. As such, compensation cost for the original awards would be recognized if the awards would have vested pursuant to the original terms. Since the original awards were modified, the incremental cost would be measured as the result of modification; that is, the fair value of the options after the modification

PAXMEDICA, INC.

Notes To Financial Statements

to increase the exercise price to $152.66. This fair value would be compared to the fair value of the RSUs to determine the incremental compensation cost. Incremental compensation cost of approximately $1.9 million, related to the replacement awards would be recognized only if the modified vesting criteria are achieved. The Company did not satisfy the performance conditions to achieve vesting of the exchanged RSUs.  As a result, the company did not recognize any incremental compensation cost associated with the exchanged RSUs. Compensation cost related to the exchanged stock options of $4.3 million will continue to be recognized over the original vesting criteria.

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were exchanged (See above). No stock options were outstanding as of December 31, 2023 and December 31, 2022. Compensation cost related to the canceled stock options continues to be recognized over the original vesting criteria.

During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense related to these canceled stock options of approximately $0.2 million and $0.5 million, respectively. The unamortized stock-based compensation expense related to canceled stock options, as of December 31, 2023 is less than $0.1 million.

Note 8. Stockholders’ Deficit

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

Common Stock

Year Ended December 31, 2023

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with LPC which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement. In the year ended December 31, 2023, the Company issued approximately 0.2 million shares of common stock, receiving net proceeds of approximately $5.6 million.

In the year ended December 31, 2023, the Company issued 78,245 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees. The Company withheld 7,207 of these shares at a fair value of approximately $0.1 million, to cover the withholding taxes related to the settlement of these vested restricted stock units.

In the year ended December 31, 2023, the Company issued 1,824 shares of its common stock in settlement of a shares settled liability at December 31, 2022 of approximately $161,000.

On November 22, 2023, the Company issued 5,384,615 in common stock and pre-funded warrants associated with it secondary public offering. The Company received net proceeds from its secondary public offering of approximately $6.1 million, net of underwriter fees and commissions of approximately $0.6 million, and offering costs of approximately $0.3 million. In connection with its public offering the Company issued 5,384,615 warrants to purchase shares of the Company’s common stock with an exercise price of $1.30 per share and issued 215,385 warrants to purchase shares of the Company’s common stock with an exercise price of $1.625.

Year Ended December 31, 2022

On August 5, 2022, the Company entered into exchange agreements with the holders of the Company’s Series Seed preferred stock, par value $0.0001 per share. The Company and the holders exchanged all shares of outstanding Series Seed preferred stock into 91,614 shares of common stock immediately prior to the effectiveness of its registration statement filed in connection with the Company’s initial public offering.

PAXMEDICA, INC.

Notes To Financial Statements

On August 9, 2022, the Company entered into an underwriting agreement relating to the public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 90,909 shares of its common stock to the underwriters, at a purchase price per share of $82.11 (the offering price to the public of $89.25 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-239676), as amended, under the Securities Act of 1933, that was filed by the Company under Rule 462(b) under the Securities Act. On August 30, 2022, the Company received net proceeds from its public offering of approximately $6.0 million, net of underwriter fees and commissions of approximately $0.8 million, and offering costs of approximately $1.4 million. In connection with its public offering the Company issued 6,364 warrants to purchase shares of the Company’s common stock with an exercise price of $116.88 per share.

On November 17, 2022, the Company entered into the Purchase Agreement with LPC, which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 11,705 shares of its common stock to LPC as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million.  The Company paid a $35,000 upfront fee to LPC and $195,997 in legal fees related to the issuance of the Purchase Agreement which are included in additional paid-in capital on the accompanying balance sheet. During the year ended December 31, 2022, the Company did not issue any shares of common stock in connection with the Purchase Agreement.

During the year ended December 31, 2022, the Company recorded a shares settled liability with a fair value of approximately $0.2 million in connection with 1,401 shares of common stock to be issued in connection with the conversion of notes payable (See Note 7), and 413 shares of common stock to be issued for consulting services.  The fair value of the shares settled liability was determined using the Company’s closing price of its common stock on the note conversion date, and the date of the consulting agreement.

During the year ended December 31, 2022 the Company issued 3,362 shares of its common stock with a fair value of $0.1 million in connection with consulting services.

As of December 31, 2022, the Company had 707,976 shares of common stock issued and outstanding.

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

During the year ended December 31, 2022 the Company issued 2,806 shares of its Series X preferred stock in connection with the conversion of certain 2022 Notes (See Note 7). The 2,806 shares of Series X preferred stock are convertible into shares of common stock at the initial offering price of $89.25 per share, subject to the beneficial ownership limitation.

On the August 26, 2022, in connection with its Warrant Exchange Agreement (See Note 3), the Company exchanged 44,118 warrants for 20,589 shares of its common stock and 1,250 shares of its Series X preferred stock.

On August 26, 2022, upon the consummation of the Company’s initial public offering, 61,689 shares of the Series X preferred stock were converted into 69,118 shares of the Company’s common stock. As of December 31, 2022, 45,567 shares of Series X preferred stock remain outstanding.

PAXMEDICA, INC.

Notes To Financial Statements

Note 9. Income Taxes

Loss before income tax expense for the years ended December 31, 2023 and 2022, respectively, consisted of the following: (in thousands)

Domestic and foreign income before provision for income tax	2023	2022
Domestic	$(18,290)	$(14,802)
Foreign	—	—
Total	$(18,290)	$(14,802)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2023 and 2022.

PAXMEDICA, INC.

Notes To Financial Statements

As of December 31, 2023, the Company had Federal and State NOL carryforwards of approximately $22.2 million and 14.6 million , respectively.

The Federal NOL carryforwards do not expire but the State NOL carryforwards expire if not utilized prior to 2043.  The Company had Federal research and development tax credit carryforwards of approximately $29.0 thousand as of December 31, 2023, which expire at various dates through 2042.

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $7.2 million at December 31, 2023. The valuation allowance increased by $2.4 million during the year ended December 31, 2023, primarily as a result of the increase in net operating loss carryforwards generated in the current year.

Utilization of the U.S. federal and state net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future.  These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively.  The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study.  Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards begore utilization.  Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2023 and 2022 (in thousands)

	For the years ended December 31,
Tax effected significant temporary differences	2023	2022

Net operating loss carryforwards	$5,413	$3,687
Research & development credits	29	29
Equity based compensation	474	667
Capitalized research	1,106	447
Accrued expenses	186	—
Total deferred tax assets	7,208	4,830
less valuation allowance	(7,208)	(4,830)
Net deferred tax asset	$—	$—

PAXMEDICA, INC.

Notes To Financial Statements

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the year ended December 31, 2023 and December 31, 2022 are as follows:

		For the years ended December 31,
Rate Reconciliation		2023					2022
	ooo	ooo		ooo		ooo		ooo		ooo	ooo
Income (loss) before taxes			$(18,290)				$(14,802)

Tax expense (benefit) at the statutory rate			(3,841)		21.00%		(3,108)		21.00%
State income taxes, net of federal benefit			(34)		0.20%		(737)		5.00%
Stock Compensation			800		(4.50)%		261		(1.80)%
Debt Conversion			392		(2.10)%		1,155		(7.80)%
Permanent differences			39		(0.20)%		105		(0.70)%
Non-deductible executive compensation			75		(0.40)%		—		0.00%
Difference and changes in tax rates			207		(1.10)%		—		0.00%
RTP and Other			(16)		0.10%		94		(0.70)%
Warrant Liability			—		0.00%		(393)		2.70%
Change in valuation allowance			2,378		(13.00)%		2,623		(17.70)%

Tax on Income			$—		0.00%		$—		0.00%

As of December 31, 2023 and 2022, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2023 and 2022.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions, including New York and New Jersey. The Company did not have any foreign operations during the year ended December 31, 2023. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is open since inception, and in addition, carryforward tax attributes generated since inception may be adjusted upon examination to the extent utilized in a future period. The Company is not aware of any tax examinations currently taking place.

Note 10. Commitments and Contingencies

Litigation

As of December 31, 2023 and 2022, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 11. Related Party Transactions

TardiMed Sciences - Tardimed is a startup venture investment and operating firm in the life sciences space. The former Chairman of the Board of the Company is also a Managing Member of TardiMed. The former Chief Operating Officer is an employee of TardiMed. As of December 31, 2023 TardiMed holds 431,574 shares of the Company’s common stock which represents 5.85% of the total voting shares outstanding.

Expenses - During the years ended December 31, 2023 and 2022, the Company expensed $240,000 for management fees owed to Tardimed. In addition, during the year ended December 31, 2023, the company entered into a Consulting Services agreement with Tardimed for regulatory support to gain registration of PAX-101 and expensed $82,500 in fees owed to Tardimed for the Rent and Administrative Services agreement.

Accounts payable – As of December 31, related party payables totaled $18,500, owed to members of our board of directors.

PAXMEDICA, INC.

Notes To Financial Statements

Prepaids – As of December 31, 2023, the Company paid $0.1 million for services to be performed by PoloMar, a related party due to their ownership by Tardimed.

Note 12. Subsequent Events

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective, because of material weaknesses in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

The Company’s management has concluded that our control around the accounting for certain complex features of financial instruments and earnings per share was not effectively designed or maintained, and therefore not accounted for correctly. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

In addition to the material weaknesses identified above, we also did not design and maintain effective controls over information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements, specifically, with respect to user provisioning and deprovisioning, user access review, passwords, privileged access, cybersecurity, system development lifecycle, and SOC report management review.  These IT deficiencies did not result in a misstatement to our financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined that these deficiencies in the aggregate constitute a material deficiency. To remediate the above material weaknesses, we have developed a remediation plan with assistance from our IT advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting as described above.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described in the remediation plan for the material weakness above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Amended and Restated Bylaws of PaxMedica, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 30, 2022).

3.5	Certificate of Amendment to the Certificate of Incorporation of PaxMedica, Inc. (incorporated by reference to Exhibit 3.1 on the Current Report on Form 8-K filed on October 30, 2023).

4.1*	Description of the Registrant’s Securities.

4.2

Specimen Certificate representing shares of common stock of PaxMedica, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

4.3	Form of 2022 Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

4.4	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).

4.5	Form of 2020 Warrant (incorporated by reference to Exhibit 4.4 to Amendment No. 10 to the Registration Stateme nt on Form S-1 filed on August 8, 2022).

4.6	Warrant, dated February 6, 2023, issued by PaxMedica, Inc. to Lind Global Fund II LP (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2023).

4.7	Warrant, dated February 6, 2023, issued by PaxMedica, Inc. to Lind Global Fund II LP (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2023).

4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on November 9, 2023).

4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on November 9, 2023).

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

10.21

Letter Agreement between PaxMedica, Inc. and Howard J. Weisman, dated March 4, 2020 (incorporated by reference to Exhibit 10.5 to Amendment No. 10 to the Registration Statement on Form S-1 filed on August 8, 2022).†

10.22

Specialty Benefit Manager Agreement, effective as of June 30, 2023, by and between PaxMedica, Inc. and Vox Nova,LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023).

10.23

Employment Agreement, dated as of August 16, 2023, between the Company and David W. Hough (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on November 9, 2023).

10.24	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on November 9, 2023).

10.25*	Research Collaboration Agreement, dated as of June 7, 2023, by and between the Company and PoloMar Health

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page).

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Form of Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: March 11, 2024	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
Howard J. Weisman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2024	By:	/s/ Stephen Sheldon
Stephen Sheldon
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Howard J. Weisman
Howard J. Weisman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2024

/s/ Stephen D. Sheldon
Stephen D. Sheldon	Chief Financial Officer & Chief Operating Officer (Principal Financial and Accounting Officer)	March 11, 2024

/s/ Zachary Rome
Zachary Rome	Director	March 11, 2024

/s/ Karen LaRochelle
Karen LaRochelle	Director	March 11, 2024

/s/ John F. Coelho
John F. Coelho	Director	March 11, 2024

/s/ Charles J. Casamento
Charles J. Casamento	Director	March 11, 2024