Form 10-Q
period 2024-03-31
PaxMedica, Inc.
filed 2024-05-13
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2024, the Registrant had  7,779,860  shares of common stock, par value $0.0001 per share, issued and outstanding.

PAXMEDICA, INC.

Form 10-Q

For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PAXMEDICA, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$1,626,892	$4,710,642
Prepaid and other current assets	1,266,211	969,763
Total current assets	2,893,103	5,680,405
Total assets	$2,893,103	$5,680,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,137,967	$811,733
Accounts payable - related party	—	18,500
Accrued expenses	65,128	177,118
Accrued expenses - compensation	—	787,981
Total current liabilities	1,203,095	1,795,332
Deferred revenue	500,000	500,000
Total liabilities	1,703,095	2,295,332

Commitments and contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series X preferred shares, 500,000 shares authorized as of March 31, 2024 and December 31, 2023; 45,567 shares issued and outstanding at March 31, 2024 and December 31, 2023	5	5
Common stock, par value $0.0001; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 7,465,629 and 7,401,242 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	747	740
Additional paid-in capital	56,912,182	55,414,069
Accumulated deficit	(55,722,926)	(52,029,741)
Total stockholders’ equity (deficit)	1,190,008	3,385,073
Total liabilities, and stockholders’ equity (deficit)	$2,893,103	$5,680,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Operating expenses
General and administrative	$3,297,350	$3,814,184
Research and development	392,813	222,491
Total operating expenses	3,690,163	4,036,675

Loss from operations	(3,690,163)	(4,036,675)

Other income (expense)
Interest expense	—	(3,928)
Loss on extinguishment of debt	—	(36,850)
Change in fair value of notes	—	335,364
Other expense	(3,022)	(91,658)
Total other income (expense)	(3,022)	202,928

Net loss	$(3,693,185)	$(3,833,747)

Basic weighted average number of shares outstanding	7,418,281	743,373
Diluted weighted average number of shares outstanding	7,418,281	743,373

Basic net loss per share	$(0.50)	$(5.16)
Diluted net loss per share	$(0.50)	$(5.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Three Months Ended March 31, 2024

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2024	45,567	$5	7,401,242	$740	$55,414,069	$(52,029,741)	$3,385,073
Issuance of common stock underlying restricted stock units, net of tax withholding	—	—	64,387	7	(15,286)	—	(15,279)
Stock-based compensation	—	—	—	—	1,513,399		1,513,399
Net loss	—	—	—	—	—	(3,693,185)	(3,693,185)
Balance at March 31, 2024	45,567	$5	7,465,629	$747	$56,912,182	$(55,722,926)	$1,190,008

For The Three Months Ended March 31, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	45,567	$5	707,976	$71	$33,848,740	$(33,740,016)	$108,800
Reclassification of shares settled liability to equity	—	$—	1,402	$—	$126,449	$—	$126,449
Issuance of common stock in connection with equity purchase agreement	—	$—	70,592	$7	$2,804,993	$—	$2,805,000
Issuance of common stock warrants in connection with notes payable, net of fees	—	$—	—	$—	$1,155,643	$—	$1,155,643
Stock-based compensation	—	$—	38,876	$4	$2,170,618	$—	$2,170,622
Net loss	—	$—	—	$—	$—	$(3,833,747)	$(3,833,747)
Balance at March 31, 2023	45,567	$5	818,846	$82	$40,106,443	$(37,573,763)	$2,532,767

The accompanying notes are an integral part of these unaudited condensed financial statements

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,693,185)	$(3,833,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,513,399	2,170,622
Change in fair value of notes	—	(335,364)
Loss on extinguishment of debt	—	36,850
Other Expense	—	91,658
Changes in assets and liabilities:
Prepaid and other current assets	(296,448)	(463,741)
Accounts payable	326,234	125,037
Accounts payable - related party	(18,500)	(20,000)
Accrued expenses	(899,971)	(754,660)
Net cash used in operating activities	(3,068,471)	(2,983,345)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of fees	—	3,200,000
Proceeds from issuance of convertible promissory notes and warrants	—	(503,696)
Proceeds from the issuance of common stock in connection with equity purchase agreement	—	2,805,000
Payment of costs in connection with equity purchase agreement	—	(195,997)
Repayment of convertible promissory notes	—	(237,600)
Settlement of shares withheld for payment of employee taxes	(15,279)	—
Net cash provided by financing activities	(15,279)	5,067,707

Net increase in cash	(3,083,750)	2,084,362
Cash, beginning of period	4,710,642	1,901,887
Cash, end of period	$1,626,892	$3,986,249

Non-cash financing activities:
Reclassification of shares settled liability	$—	$126,449
Unpaid deferred offering costs and financing fees	$—	$20,393

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

Going concern, liquidity and capital resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $55.7 million at March 31, 2024, a net loss of approximately $3.7 million, and approximately $3.1 million of net cash used in operating activities for the three months ended March 31, 2024.

Equity Purchase Agreement with Lincoln Park Capital

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement (See Note 7). During the three months ended March 31, 2024 there were no shares of common stock issued in connection with the Purchase Agreement. During the three months ended March 31, 2023, the Company received approximately $2.6 million from the issuance of 70,592 shares of common stock, net of fees of $0.2 million.

Convertible Promissory Note

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Delisting

The Company’s common stock was suspended from trading on the Nasdaq Capital Market on May 2, 2024.  Beginning May 2, 2024, the Company’s common stock had been trading over the counter on the OTC Markets’ Pink Sheets.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2024 (the “2023 Annual Report”).

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

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2023 financial statements included in its 2023 Annual Report.

Concentrations of cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of March 31, 2024 and 2023, the Company had no cash equivalents or short-term investments.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. During the period ended March 31, 2023, the Company issued the 2023 Notes and warrants in connection with the 2023 Notes. The 2023 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the statements of operations and disclosed in the condensed financial statements. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, approximate fair value due to the short-term nature of these instruments.

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Income (Loss) Per Share

Basic net loss per share (“EPS”) of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options and warrants in the calculation of diluted net loss per common shares would have been anti-dilutive

The following securities were excluded from the computation of diluted net loss per share attributable to common shareholders for the three months ended March 31, 2024 and 2023, because including them would have been anti-dilutive:

	March 31,
	2024	2023
Series X preferred stock	51,055	51,055
Unvested restricted stock units	1,471	72,460
Pre-funded common stock warrants	314,231	—
Common stock warrants	5,681,623	81,623
Convertible Notes	—	125,929
Shares Settled Liability	—	424
Total	6,048,380	331,491

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Recent accounting pronouncements

The Company periodically reviews new accounting standards that are issued and has not identified any new standards that it believes merit further discussion or would have a significant impact on its financial statements.

Note 3. Fair Value Measurements

Convertible Notes

During the three months ended March 31, 2023, the Company issued the 2023 Note. The fair value of the 2023 Note on March 31, 2023 was estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its 2023 Note (See Note 5) and its convertible notes issued in 2022 (the “2022 Notes”). The notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements. During the three months ended March 31, 2023, the Company paid down the remaining balance of its 2022 Notes (approximately $0.2 million) with a portion of the proceeds received from the 2023 Note.

As of March 31, 2024 and December 31, 2023, the Company did not have any outstanding liabilities measured at fair value on a recurring basis.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2022 Notes before repayment and the 2023 Note upon the issuance date is as follows:

	February 6, 2023	March 31, 2023
Dividend yield	—%	—%
Expected price volatility	30.0 - 53.7%	30.0%
Risk free interest rate	4.65 - 4.89%	4.44%
Expected term (in years)	0.5 - 1.4	0.3 - 1.3

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

There were no liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024.

Convertible Notes
Balance at December 31, 2022	$173,543
Issuance of convertible notes	1,903,531
Repayment of convertible notes	(237,600)
Loss on extinguishment of debt	36,850
Change in fair value	(335,364)
Balance at March 31, 2023	$1,540,960

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4. Prepaid and other current assets

As of March 31, 2024, the Company recorded prepaid expenses and other current assets of approximately $1.3 million, primarily consisting of services to be performed for research and development activities of approximately $0.9 million and legal and professional services of approximately $0.4 million.  As of March 31, 2023, prepaid and other current assets totaled approximately $0.8 million, consisting of $0.6 million paid in connection with services to be performed for research and development activities, and $0.2 million of deferred insurance related to the Company’s directors and officers insurance.

Note 5. Convertible promissory notes

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

Note 6. Stock-based compensation

Stock-based Compensation

The following is a summary of stock-based compensation during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Canceled stock options	$5,283	$65,903
Restricted stock units	1,508,116	2,104,719
Total	$1,513,399	$2,170,622

Restricted Stock Units

The following is a summary of the restricted stock units during the three months ended March 31, 2024:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested as of December 31, 2023	86,749	$48.12
Granted	—	-
Vested	(85,278)	48.26
Unvested as of March 31, 2024	1,471	$40.46

No restricted stock units (RSUs) were granted during the three months ended March 31, 2024 and 2023. On January 24, 2024, to reduce the administrative burden and expense associated with monthly vesting, the Company approved the acceleration of vesting of certain RSUs of the Company. The RSUs fully vested on the day following the filing with the U.S. Securities and Exchange Commission of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in each case subject to the continued employment of the officer with the Company, through such date.

During the three months ended March 31, 2024, the Company recorded stock-based compensation expense related to the RSUs of approximately $1.5 million. Due to the accelerated of vesting of the RSUs there is currently no unamortized stock based compensation remaining.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

During the three month ended March 31, 2023, the Company recorded stock-based compensation expense related to the RSUs of approximately $2.1 million.

Performance-based Restricted Stock Units

As of March 31, 2023, there were 1,471 performance-based restricted stock units with a fair value of approximately $60,000 outstanding. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner. No performance-based RSUs were issued during the three months ended March 31, 2024.

As of March 31, 2024 and March 31, 2023, the Company determined that is was not probable that the performance awards would vest, and the Company has not recognized any stock-based compensation expense associated with these awards to date.

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were canceled in exchange for RSUs. No stock options were outstanding as of March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to the canceled stock options of less than $0.1 million and $0.1 million, respectively.

Note 7. Preferred and common stock

Series X Preferred Stock

There were no shares of Series X preferred stock issued during the three months ended March 31, 2024 and 2023. As of March 31, 2024, there were 45,567 shares of Series X preferred stock outstanding.

Common Stock

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with LPC which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement. During the three months ended March 31, 2024, there were no shares of common stock issued in connection with the Purchase Agreement. During the three months ended March 31, 2023, the Company issued 70,592 shares of common stock, receiving net proceeds of approximately $2.6 million net of fees of approximately $0.2 million.

During the three months ended March 31, 2024, the Company issued 85,278 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees. The Company withheld 20,892 of these shares, to cover the withholding taxes related to the settlement of these vested restricted stock units. During the three months ended March 31, 2023, the Company issued 38,876 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees.

Note 8. Commitments and contingencies

Litigation

As of March 31, 2024 and 2023, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9. Related party transactions

Expenses - During the three-month periods ended March 31, 2024 and 2023, the Company expensed $60,000 for management fees owed to Tardimed for the Rent and Administrative Services Agreement. In addition, during the three-months ended March 31, 2024, the Company expensed $55,000 in consulting fees owed to Tardimed for the Consulting Services Agreement.

Prepaids – As of March 31, 2024, the Company paid $0.1 million for services to be performed by PoloMar, a related party due to their ownership by Tardimed.

Note 10. Subsequent events

The Company evaluated all subsequent events and determined there are no material recognized or unrecognized subsequent events requiring disclosure.

The Company’s common stock was suspended from trading on the Nasdaq Capital Market on May 2, 2024.  Beginning May 2, 2024, the Company’s common stock had been trading over the counter on the OTC Markets’ Pink Sheets.

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

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 11, 2024 and under Item 1A – “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” of this Item 2.

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

We have not generated any revenue to date and, through March 31, 2024, we had an accumulated deficit of approximately $55.7 million. To date, we have financed our operations through contributions from our prior members, proceeds from our initial public offering, the issuance of our convertible notes (including the 2023 Note, as described herein), the issuance of our Simple Agreement For Equity (“SAFE”), Series X preferred stock, par value $0.0001 per share (“Series X preferred stock”), the sale of shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement and our secondary public offering in November 2023. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101 and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

	Three months ended March 31,
	2024	2023
Operating expenses
General and administrative	$3,297,350	$3,814,184
Research and development	392,813	222,491
Total operating expenses	3,690,162	4,036,675
Loss from operations	(3,690,162)	(4,036,675)
Other income (expense), net	(3,022)	202,928
Net loss	$(3,693,185)	$(3,833,747)

Operating expenses

General and administrative

General and administrative expenses were approximately $3.3 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. There was a decrease in general and administrative expenses was primarily due to a decrease in stock compensation of approximately $0.7 million, a decrease in legal and professional services of approximately $0.2 million and an increase in payroll of approximately $0.1 million.

Research and Development

Research and development expenses were approximately $0.4 million for the three months ended March 31, 2024 and approximately $0.2 million for the three months ended March 31, 2023. The $0.2 million increase in research and development expenses was primarily attributable to additional costs incurred in connection with our research activities, including costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Of the $0.4 million in research and development expenses incurred during the three months ended March 31, 2024, approximately $0.2 million was associated with activities related to the HAT indication, and approximately $0.2 million was associated with activities related to the ASD indication. These activities included, but were not limited to, milestone payments in connection with the recently completed ASD trial.

Of the approximately $0.2 million in research and development expenses incurred during the three months ended March 31, 2023, approximately $0.2 million was associated with activities related to the HAT indication. These activities included regulatory advisory services and IV formulation work for HAT as well as work related to our ASD clinical trial.

The estimated remaining aggregate costs expected to be incurred for the research and development and regulatory filing activities relating to the filing of an NDA for HAT is approximately $3.2 million.

Other Income (expense)

Other income (expense) was immaterial for the three months ended March 31, 2024 compared with other income (expense) of $0.2 million for the three months ended March 31, 2023. Other income (expense) of approximately $0.2 million for the three months ended March 31, 2023 was primarily comprised of $0.3 million recognized for the change in fair value of our notes, offset by $0.1 million of other expense recognized to free up the lock-up restriction related to our August IPO.

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of March 31, 2024, we had an accumulated deficit since inception of approximately $55.7 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through March 31, 2024, we have funded our operations in large part through contributions from TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes of approximately $7.0 million, proceeds from the public common stock offering, net of fees, of approximately $6.0 million, our SAFE of $5.0 million, and the issuance of shares of our common stock in connection with our equity purchase agreement of $5.6 million, and the proceeds from our Secondary Public Offering, net of fees, of approximately $6.1 million.

Equity Purchase Agreement with Lincoln Park Capital

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement (See Note 7). During the three months ended March 31, 2024 there were no shares of common stock issued in connection with the Purchase Agreement. During the three months ended March 31, 2023, the Company received approximately $2.6 million from the issuance of 70,592 shares of common stock. As a result of our suspension from trading on the Nasdaq Capital Market, we are no longer permitted to sell shares of the Company’s common stock under the equity purchase agreement.

Convertible Notes

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

Operating activities

During the three months ended March 31, 2024, net cash used in operating activities was $3.1 million, which primarily included our net loss of approximately $3.7 million, adjusted for non-cash expenses stock-based compensation of approximately $1.5 million. The net change in operating assets and liabilities was approximately $0.9 million, and was primarily due to increases in prepaid expenses and other current assets of $0.3 million as well as decreases in accrued expenses of approximately $0.9 million, partially offset by increases of approximately $0.3 million of accounts payable.

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

Investing Activities

There were no investing activities during the three months ended March 31, 2024 and 2023.

Financing activities

During the three months ended March 31, 2024 net cash used by financing activities was less than $0.1 million for the settlement of shares withheld for payment of employee taxes on vested RSUs.

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

Funding requirements

As of March 31, 2024, we had a cash balance of approximately $1.6 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Contractual obligations and commitments

There were no outstanding contractual obligations or commitments in the period ending March 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2024 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Controls over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2020, and December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of March 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to the material weakness in our internal control over financial reporting as described above.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described in the remediation plan for the material weaknesses above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully review and consider the information regarding certain risks and uncertainties facing us that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to Our Financial Position and Need for Capital

We have never generated revenue from operations, are unlikely to generate revenues for several years, and our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern. We may never become profitable or, if we achieve profitability, be able to sustain profitability.

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to preclinical development and the clinical trials for our drug candidates. We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We have incurred recurring losses since inception and have an accumulated deficit of approximately $55.7 million as of March 31, 2024, which recurring losses have raised substantial doubt regarding our ability to continue as a going concern.

We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, regulatory clearances, strategic alliances, the development of our administrative organization, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of March 31, 2024, we had $1.6 million of cash and cash equivalents. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing, research and development activities and costs to comply with the requirements of being a public company operating are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Risks Related to Our Common Stock

Our common stock has been suspended from trading by Nasdaq, which may affect liquidity.

Our common stock was suspended from trading on the Nasdaq Capital Market on May 2, 2024.  Beginning May 2, 2024, our common stock had been trading over the counter on the OTC Markets’ Pink Sheets. It is expected that our common stock will be delisted from trading on the Nasdaq Capital Market when Nasdaq files a Form 25 officially delisting our common stock.

Our shares of common stock are thinly traded. If an active market for our common stock with meaningful trading volume does not develop or is not maintained, the market price of our common stock may decline materially, and you may not be able to sell your shares.  No longer being listed on Nasdaq will make it more difficult to raise capital, fund our development program and sustain our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Insider Trading Arrangements

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended March 31, 2024.

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

Dated: May 13, 2024	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2024	PAXMEDICA, INC.

	By:	/s/ Stephen D. Sheldon
	Name:	Stephen D. Sheldon
	Title:	Chief Financial Officer and Chief Financial Officer (Principal Financial and Accounting Officer)