Form 10-Q
period 2024-06-30
PaxMedica, Inc.
filed 2024-09-20
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

PAXMEDICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-41475	85-0870387
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

101 Arch Street, 8th Floor Boston, MA	02110
(Address Of Principal Executive Offices)	(Zip Code)

(239) 216-1459

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PXMD	None

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

As of September 20, 2024, the Registrant had 10,879,170 shares of common stock, par value $0.0001 per share, issued and outstanding.

PAXMEDICA, INC.

Form 10-Q

For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PAXMEDICA, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$324,486	$4,710,642
Prepaid and other current assets	475,125	969,763
Total current assets	799,611	5,680,405
Total assets	$799,611	$5,680,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,042,103	$830,233
Accrued expenses	65,128	177,118
Accrued expenses - compensation	—	787,981
Total current liabilities	2,107,231	1,795,332
Deferred revenue	500,000	500,000
Total liabilities	2,607,231	2,295,332

Commitments and contingencies (Note 8)

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series X preferred shares, 500,000 shares authorized as of June 30, 2024 and December 31, 2023; 45,567 shares issued and outstanding at June 30, 2024 and December 31, 2023	5	5
Common stock, par value $0.0001; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 7,779,860 and 7,401,242 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	778	740
Additional paid-in capital	56,912,302	55,414,069
Accumulated deficit	(58,720,705)	(52,029,741)
Total stockholders’ (deficit) equity	(1,807,620)	3,385,073
Total liabilities, and stockholders’ (deficit) equity	$799,611	$5,680,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses
General and administrative	$1,489,027	$2,768,910	$4,786,377	$6,583,094
Research and development	1,509,481	589,029	1,902,293	811,520
Total operating expenses	2,998,508	3,357,939	6,688,670	7,394,614

Loss from operations	(2,998,508)	(3,357,939)	(6,688,670)	(7,394,614)

Other income (expense)
Interest expense	—	(3,928)	—	(7,856)
Loss on extinguishment of debt	—	—	—	(36,850)
Change in fair value of notes	—	(124,087)	—	211,277
Other expense	729	(333)	(2,294)	(91,991)
Total other income (expense)	729	(128,348)	(2,294)	74,580

Net loss	$(2,997,779)	$(3,486,287)	$(6,690,964)	$(7,320,034)

Basic and diluted weighted average number of shares outstanding	7,655,549	860,715	7,536,915	802,368

Basic and diluted net loss per share	$(0.39)	$(4.05)	$(0.89)	$(9.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the Three Months Ended June 30, 2024

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at April 1, 2024	45,567	$5	7,465,629	$747	$56,912,182	$(55,722,926)	$1,190,008
Issuance of common stock underlying restricted stock units, net of tax withholding	—	—	—	—	—	—	—
Issuance of common stock converted from prefunded warrants	—	—	314,231	31	(31)	—	—
Stock-based compensation	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	(2,997,779)	(2,997,779)
Balance at June 30, 2024	45,567	$5	7,779,860	$778	$56,912,302	$(58,720,705)	$(1,807,620)

For the Three Months Ended June 30, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at April 1, 2023	45,567	$5	818,846	$82	$40,106,443	$(37,573,763)	$2,532,767
Reclassification of shares settled liability to equity	—	$—	422	$—	$34,499	$—	$34,499
Issuance of common stock in connection with equity purchase agreement	—	$—	81,170	$8	$1,965,607	$—	$1,965,615
Issuance of common stock warrants in connection with notes payable, net of fees	—	$—	—	$—	$—	$—	$—
Delivery of common stock underlying restricted stock units, net of tax withholding	—	$—	3,649	$—	$(45,885)	$—	$(45,885)
Stock-based compensation	—	$—	—	$—	$1,264,650	$—	$1,264,650
Net loss	—	$—	—	$—	$—	$(3,486,287)	$(3,486,287)
Balance at June 30, 2023	45,567	$5	904,087	$90	$43,325,314	$(41,060,050)	$2,265,359

For The Six Months Ended June 30, 2024

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2024	45,567	$5	7,401,242	$740	$55,414,069	$(52,029,741)	$3,385,073
Issuance of common stock underlying restricted stock units, net of tax withholding	—	—	64,387	7	(15,286)	—	(15,279)
Issuance of common stock converted from prefunded warrants	—	—	314,231	31	(31)	—	—
Stock-based compensation	—	—	—	—	1,513,550	—	1,513,550
Net loss	—	—	—	—	—	(6,690,964)	(6,690,964)
Balance at June 30, 2024	45,567	$5	7,779,860	$778	$56,912,302	$(58,720,705)	$(1,807,620)

For The Six Months Ended June 30, 2023

					Additional		Total
	Series X Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	45,567	$5	707,976	$71	$33,848,740	$(33,740,016)	$108,800
Reclassification of shares settled liability to equity	—	$—	1,824	$—	$160,949	$—	$160,949
Issuance of common stock in connection with equity purchase agreement	—	$—	151,765	$15	$4,770,600	$—	$4,770,615
Issuance of common stock warrants in connection with notes payable, net of fees	—	$—	—	$—	$1,155,642	$—	$1,155,642
Delivery of common stock underlying restricted stock units, net of tax withholding	—	—	3,649	—	(45,885)	—	(45,885)
Stock-based compensation	—	$—	38,873	$4	$3,435,268	$—	$3,435,272
Net loss	—	$—	—	$—	$—	$(7,320,034)	$(7,320,034)
Balance at June 30, 2023	45,567	$5	904,087	$90	$43,325,314	$(41,060,050)	$2,265,359

The accompanying notes are an integral part of these unaudited condensed financial statements

PAXMEDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(6,690,964)	$(7,320,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,513,550	3,435,272
Change in fair value of notes	—	(211,277)
Loss on extinguishment of debt	—	36,850
Deferred Revenue	—	500,000
Other Expense	—	91,991
Changes in assets and liabilities:
Prepaid and other current assets	494,638	(1,271,917)
Accounts receivable	—	(500,000)
Accounts payable	1,211,870	303,203
Accounts payable - related party	—	(20,000)
Accrued expenses	(899,971)	(863,518)
Net cash used in operating activities	(4,370,877)	(5,819,430)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of fees	—	3,200,000
Proceeds from issuance of convertible promissory notes and warrants	—	(503,696)
Proceeds from the issuance of common stock in connection with equity purchase agreement	—	4,770,615
Payment of costs in connection with equity purchase agreement	—	(195,997)
Repayment of convertible promissory notes	—	(237,600)
Settlement of shares withheld for payment of employee taxes	(15,279)	(45,885)
Net cash (used in) provided by financing activities	(15,279)	6,987,437

Net increase in cash	(4,386,156)	1,168,007
Cash, beginning of period	4,710,642	1,901,887
Cash, end of period	$324,486	$3,069,894

Non-cash financing activities:
Reclassification of shares settled liability	$—	$160,946
Unpaid deferred offering costs and financing fees	$—	$20,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Organization and description of business operations

PaxMedica, Inc. (the “Company”) is a clinical stage biopharmaceutical company organized as a Delaware limited liability company on April 5, 2018 to focus on the development of drug candidates for the treatment of autism spectrum disorder (ASD), Fragile X syndrome tremor-ataxia (FXTAS) and Human African Trypanosomiasis (HAT). The Company converted into a Delaware corporation on April 15, 2020.

Going concern, liquidity and capital resources

The Company has no product revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $58.7 million at June 30, 2024, a net loss of approximately $6.7 million, and approximately $4.4 million of net cash used in operating activities for the six months ended June 30, 2024.

Equity Purchase Agreement with Lincoln Park Capital

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement (See Note 7). During the six months ended June 30, 2024 there were no shares of common stock issued in connection with the Purchase Agreement. During the six months ended June 30, 2023, the Company received approximately $4.7 million from the issuance of 151,765 shares of common stock to LPC. Due to the recent suspension of the Company from trading on the Nasdaq Capital Market, it is no longer permitted to sell shares of the Company’s common stock under the Purchase Agreement.

Convertible Promissory Note

As of June 30, 2024, the Company has no outstanding convertible promissory notes. In February 2023, the Company issued a secured convertible promissory note with a principal balance of $3.7 million to Lind Global Fund II LP.

On November 29, 2023, the Company satisfied in full the obligations under note.

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

Reverse Stock Split

On October 30, 2023, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Reverse Split Amendment”) with the Secretary of State of the State of Delaware to affect a 1-for-17 reverse stock split of our outstanding common stock (the “Reverse Stock Split”). The Amendment became effective October 30, 2023 (the “Reverse Split Effective Time”). The Reverse Split Amendment was authorized by our stockholders at our special meeting of stockholders on September 26, 2023.

The Reverse Split Amendment provided that, at the Reverse Split Effective Time, every 17 shares of our issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all of our shares of common stock outstanding immediately prior to the Reverse Split Effective Time.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As a result of the Reserve Stock Split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued and outstanding immediately prior to the Reverse Split Effective Time, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our Amended and Restated 2020 Equity Incentive Plan immediately prior to the Reverse Split Effective Time has been reduced proportionately.

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

Delisting

As disclosed in a current report on Form 8-K filed on May 1, 2024, the Company’s common stock was suspended from trading on the Nasdaq Capital Market beginning on May 2, 2024.  Since May 2, 2024, the Company’s common stock has been trading on the OTC Pink Market. Once the Company is satisfied that it is in a position to consistently meet listing qualification requirements, it will seek to uplist its common stock to a national securities exchange.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see Note 3 of the Company’s audited financial statements included in its 2023 Annual Report.

Concentrations of cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents or short-term investments.

Financial instruments that potentially subject the Company to the concentration of credit risk consist primarily of cash. The Company maintains its cash at high credit quality financial institutions, which may at times, be in excess of federal insured limits. The Company believes it is not exposed to any significant losses due to credit risk on cash.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Fair value of financial instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. During the period ended March 31, 2023, the Company issued a convertible promissory note and a common stock purchase warrant in connection with it. The note was classified as a liability and measured at fair value on the issuance date, with changes in fair value to be recognized as other expense on the statements of operations and disclosed in the condensed financial statements. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, approximate fair value due to the short-term nature of these instruments.

Revenue Recognition

The Company follows the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The guidance provides a five-step model to determine how revenue is recognized. In determining the appropriate amount of revenue to be recognized, the Company performs the following steps: (i) identification of the contracts with a customer; (ii) determination of the performance obligations in the contract; (iii) measurement of the transaction price, including potential constraints on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated stand-alone selling prices; and (v) recognition of revenue when (or as) the Company satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance or contract-term using the cumulative catch-up method. The Company allocates the total transaction price to each performance obligation based on the relative standalone selling prices of the promised goods or service underlying each performance obligation.

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

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options and warrants in the calculation of diluted net loss per common shares would have been anti-dilutive

The following securities were excluded from the computation of diluted net loss per share attributable to common shareholders for the three and six months ended June 30, 2024 and 2023, because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series X preferred stock	51,055	51,055	51,055	51,055
Unvested restricted stock units	1,471	112,689	1,471	112,689
Pre-funded common stock warrants	314,231	—	—	—
Common stock warrants	5,681,623	81,613	5,681,623	81,613
Convertible Notes	—	125,929	—	125,929
Shares Settled Liability	—	—	—	—
Total	6,048,380	371,286	5,734,149	371,286

Income taxes

Accounting Standards Codification 740, Income Taxes (“ASC 740”), also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard becomes effective for the annual period beginning on January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

Correction of Immaterial Classification Error

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported results of operations or loss per share.

Note 3. Fair Value Measurements

Convertible Notes

During the six months ended June 30, 2023, the Company issued a secured convertible promissory note with a principal balance of $3.7 million. The fair value of the note on June 30, 2023 was estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes would be the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording the note it issued in 2023. The notes were classified as a liability and measured at fair value on the issuance date, with any changes in fair value to be recognized as other

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

income (expense) on the statements of operations and disclosed in the condensed financial statements. During the six months ended June 30, 2023, the Company paid down the remaining balance of this note and there are no other notes outstanding as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company did not have any outstanding liabilities measured at fair value on a recurring basis.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the note issued in February 2023 upon its issuance date is as follows:

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

There were no liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024.

Convertible Notes
Balance at December 31, 2022	$173,543
Issuance of convertible notes	1,903,531
Repayment of convertible notes	(237,600)
Loss on extinguishment of debt	36,850
Change in fair value	(211,277)
Balance at June 30, 2023	$1,665,047

Note 4. Prepaid and other current assets

As of June 30, 2024, the Company recorded prepaid expenses and other current assets of approximately $0.5 million, primarily consisting of services to be performed for research and development activities of approximately $0.4 million, and legal and professional services of approximately $0.1 million.  As of December 31, 2023, prepaid and other current assets totaled approximately $1.0 million, primarily consisting of services to be performed for research and development activities.

Note 5. Convertible promissory notes

As of June 30, 2024, the Company has no outstanding convertible promissory notes. In February 2023, the Company issued a secured convertible promissory note with a principal balance of $3.7 million to Lind Global Fund II LP. On November 29, 2023, the Company satisfied in full the obligations under this note.

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6. Stock-based compensation

Stock-based Compensation

The following is a summary of stock-based compensation during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Canceled stock options	$151	$44,768	$5,434	$110,671
Restricted stock units	—	1,219,882	1,508,116	3,324,601
Total	$151	$1,264,650	$1,513,550	$3,435,272

Restricted Stock Units

The following is a summary of the restricted stock units during the six months ended June 30, 2024:

		Weighted Average
		Grant-Date
	Number of Units	Fair Value
Unvested as of December 31, 2023	86,749	$48.12
Granted	—	-
Vested	(85,278)	48.26
Unvested as of June 30, 2024	1,471	$40.46

No restricted stock units (RSUs) were granted during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company granted 47,765 time-based RSUs with a fair value of $1.5 million to members of its board of directors and employees of the Company. On January 24, 2024, to reduce the administrative burden and expense associated with monthly vesting, the Company approved the acceleration of vesting of certain RSUs of the Company. The RSUs fully vested on the day following the filing with the SEC of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in each case subject to the continued employment of the officer with the Company, through such date.

During the six-month period ended June 30, 2024, the Company recorded stock-based compensation expense related to the RSUs of approximately $1.5 million. Due to the accelerated vesting of the RSUs there is currently no unamortized stock based compensation remaining.

During the six-month period ended June 30, 2023, the Company recorded stock-based compensation expense related to the RSUs of approximately $3.3 million.

Performance-based Restricted Stock Units

As of June 30, 2024, and 2023, there were 1,471 performance-based RSUs with a fair value of approximately $60,000 outstanding. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner. No performance-based RSUs were issued during the six months ended June 30, 2024.

As of June 30, 2024, the Company determined that was not probable that the performance awards would vest, and the Company has not recognized any stock-based compensation expense associated with these awards to date.

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020 these options were canceled in exchange for RSUs. No stock options were outstanding as of June 30, 2024 and 2023.

During the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to the cancelled stock options of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2024

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

and 2023, the Company recorded stock-based compensation expense related to the canceled stock options of less than $0.1 million and approximately $0.1 million, respectively.

Note 7. Preferred and common stock

Series X Preferred Stock

There were no shares of Series X preferred stock issued during the six months ended June 30, 2024 and 2023. As of June 30, 2024, there were 45,567 shares of Series X preferred stock outstanding.

Common Stock

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with LPC which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement.

During the three months ended June 30, 2024, there were no shares of common stock issued in connection with the Purchase Agreement. During the three months ended June 30, 2023, the Company issued 81,170 shares of common stock, receiving net proceeds of approximately $2.0 million. During the six months ended June 30, 2024, there were no shares of common stock issued in connection with the Purchase Agreement. During the six months ended June 30, 2023, the Company issued 151,765 shares of common stock, receiving net proceeds of approximately $4.6 million net of fees of approximately $0.2 million.

During the three and six months ended June 30, 2024, the Company issued 314,231 shares of common stock in to settle pre-funded warrants that were exercised. During the three and six months ended June 30, 2024 no pre-funded warrants existed.

During the three months ended June 30, 2024, the Company issued no shares of its common stock in connection with the vesting of RSUs. During the three months ended June 30, 2023, the Company issued 5,328 shares of its common stock in connection with the vesting of RSUs held by members of the Company’s board of directors and employees. The Company withheld 1,679 of these shares, at a fair value of less than $0.1 million, to cover the withholding taxes related to the settlement of these vested RSUs.

During the six months ended June 30, 2024, the Company issued 87,049 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees. The Company withheld 22,662 of these shares, at a fair value of less than $0.1 million, to cover the withholding taxes related to the settlement of these vested RSUs. During the six months ended June 30, 2023, the Company issued 44,201 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees. The Company withheld 1,679 of these shares at a fair value of less than $0.1 million, to cover the withholding taxes related to the settlement of these vested RSUs.

Note 8. Commitments and contingencies

Litigation

As of June 30, 2024 and December 31, 2023, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 9. Related party transactions

Expenses – During the three-month periods ended June 30, 2024 and 2023, the Company expensed $95,000 and $60,000, respectively, for aggregate fees owed to TardiMed Sciences, LLC (“TardiMed”), pursuant to rental and consulting agreements entered into between the Company and TardiMed. For more information about these agreements, please see “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 15, 2024.  During the six-

PAXMEDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

month periods ended June 30, 2024 and 2023, the Company expensed $210,000 and $120,000, respectively, for aggregate fees owed to TardiMed.

Note 10. Subsequent events

On September 3, 2024 the Company entered into definitive agreements (the “Agreements”) with the holders of warrants the Company issued as part of a registered offering on or around November 20, 2023 (the “Warrants”) to immediately exercise those Warrants at a reduced exercise price of $0.20 and purchase an aggregate of approximately 4.4 million shares of the Company’s common stock for approximately $0.8 million, net of fees. The issuance of the common stock underlying the Warrants was registered pursuant to that certain registration statement on Form S-1, File No. 333-275416, which was declared effective by the SEC on November 20, 2023. The Agreements also provided that the Company would issue new warrants to the same holders to purchase an aggregate of approximately 8.8 million shares of common stock at an exercise price of $0.20.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “PaxMedica, Inc.,” “our,” “us,” or “we” refer to PaxMedica, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements for the fiscal year ended December 31, 2023, as included in our annual report on Form 10-K, filed with the Securities & Exchange Commission (“SEC”) on March 11, 2024 (our “Annual Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “anticipate,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “scheduled to,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital, including through future sales and issuances of equity securities, which could also result in substantial dilution to our stockholders;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or our third-party manufacturers’, ability to manufacture cGMP batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	whether we will be successful in obtaining a priority review voucher, or PRV, for PAX-101 and the commercial value to be realized from any such PRV, if any;

●	our relationship with TardiMed, an affiliated entity that provides office space and important administrative services to us, as well as our ability to attract and retain key executives and medical and scientific personnel;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party CROs to conduct our clinical trials;

●	our ability to obtain, maintain or protect the validity of our intellectual property, including our granted or potential future patents;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	adverse developments affecting the financial services industry;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of our Annual Report and under Item 1A – “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” of this Item 2.

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

In February 2021, we announced positive topline data from our Phase 2 dose-ranging clinical trial evaluating PAX-101 (commonly known as intravenous suramin) for the treatment of the core symptoms of ASD, as described in more detail below. We also intend to submit data to support a New Drug Application (an “NDA”) for PAX-101 under the Tropical Disease Priority Voucher Program of the U.S. Food and Drug Administration (the “FDA”) for the treatment of Human African Trypanosomiasis, a fatal parasitic infection commonly known as African sleeping sickness (“HAT”), leveraging suramin’s historical use in treating HAT outside of the United States. We have exclusively licensed clinical data from certain academic or international government institutions to potentially accelerate PAX-101’s development plans in the United States through this regulatory program and intend to seek approval in the United States for the treatment of East African HAT (as defined below) as early as late 2024 or in the first half of 2025.

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

On October 26, 2023, we completed a type-B meeting with the FDA, where we discussed the results of our recent data from our PAX-HAT-301 study of suramin in HAT. We received constructive feedback that will aid in the completion of the remaining work necessary to file a NDA for that indication, which is expected to take place in late 2024 or the first half of 2025.

On June 27th, 2024, we completed a type-C meeting with the FDA, where we discussed our Chemistry, Manufacturing, and Controls (“CMC”) regulatory guidelines for our PAX-101 candidate. We received constructive feedback which will aid in the completion of our remaining work to file a NDA expected in the fourth of quarter 2024 or in the first half of 2025. Most of the work to achieve this important milestone will focus on completing the production of commercial lots of PAX-101 under CMC regulatory guidelines, underway now and scheduled to conclude in late 2024. Additionally, we discussed the implementation and completion of a registry for patients treated with PAX-101 for the indication of HAT to be submitted along with the NDA.

We have not generated any revenue to date and, through June 30, 2024, we had an accumulated deficit of approximately $58.7 million. To date, we have financed our operations through capital contributions from our prior members when we were a limited liability company, proceeds from our initial public offering, the issuance of convertible notes, our entry into a Simple Agreement for Future Equity (“SAFE”) with an investor, the issuance of Series X preferred stock, par value $0.0001 per share (“Series X preferred stock”), the sale of shares of common stock to LPC (as defined herein) pursuant to the LPC Purchase Agreement, our follow-on public offering in November 2023, and a warrant exchange in September 2024, which is described in Note 10 to the financial statements attached hereto. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of PAX-101 and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

Financial Operations Overview

Revenue

To date, we have not generated any product revenue. Our ability to generate product revenue will depend on the successful development and eventual commercialization of our current, and any potential future, product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of PAX-101 and our other product candidates, which include:

●	the cost of acquiring, developing and manufacturing pre-clinical trial materials;
●	costs for consultants and contractors associated with developing our product candidates in accordance with CMC guidelines, pre-clinical and clinical activities and regulatory operations;
●	expenses incurred under agreements with contract research organizations, or CROs, that conduct our pre-clinical studies and clinical trials; and
●	employee-related expenses, including salaries for those employees involved in the research and development process.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

	Three months ended June 30,
	2024	2023
Operating expenses
General and administrative	$1,489,027	$2,768,910
Research and development	1,509,481	589,029
Total operating expenses	2,998,508	3,357,939
Loss from operations	(2,998,508)	(3,357,939)
Other income (expense), net	729	(128,348)
Net loss	$(2,997,779)	$(3,486,287)

Operating expenses

General and administrative

General and administrative expenses were approximately $1.5 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in general and administrative expenses was primarily due to a decrease in stock compensation of approximately $1.3 million.

Research and Development

Research and development expenses were approximately $1.5 million for the three months ended June 30, 2024 and approximately $0.6 million for the three months ended June 30, 2023. The $0.9 million increase in research and development expenses was primarily attributable to additional costs incurred in connection with our development activities, including costs associated with CMC compliance with the manufacturer of registration lots.

Of the $1.5 million in research and development expenses incurred during the three months ended June 30, 2024, approximately $0.9 million was associated with activities related to the HAT indication, and approximately $0.6 million was associated with activities related to the ASD indication. These activities included, but were not limited to, payments in connection with the recently completed CMC processes and preclinical work.

Of the approximately $0.6 million in research and development expenses incurred during the three months ended June 30, 2023, approximately $0.4 million was associated with activities related to the HAT indication, and approximately $0.2 million was associated with activities related to the ASD indication. These activities included, but were not limited to, payments in connection with the recently completed CMC processes and preclinical work.

The estimated remaining aggregate costs expected to be incurred for the research and development and regulatory filing activities relating to the filing of an NDA for HAT is approximately $2.1 million.

Other Income (expense)

The change in other income (expense) was immaterial for the three months ended June 30, 2024 compared with other income (expense) of $(0.1) million for the three months ended June 30, 2023. Other income (expense) of approximately $(0.1) million for the three months ended June 30, 2023 was primarily recognized for the change in fair value of our notes.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

	Six months ended June 30,
	2024	2023
Operating expenses
General and administrative	$4,786,377	$6,583,094
Research and development	1,902,293	811,520
Total operating expenses	6,688,670	7,394,614
Loss from operations	(6,688,670)	(7,394,614)
Other income (expense), net	(2,294)	74,580
Net loss	$(6,690,964)	$(7,320,034)

Operating expenses

General and administrative

General and administrative expenses were approximately $4.8 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively. There was a decrease in general and administrative expenses was primarily due to a decrease in stock compensation of approximately $1.9 million and a decrease in legal and professional fees of approximately $0.2 million, offset by an increase in salaries and benefits of approximately $0.3 million.

Research and Development

Research and development expenses were approximately $1.9 million for the six months ended June 30, 2024 and approximately $0.8 million for the six months ended June 30, 2023. The $1.1 million increase in research and development expenses was primarily attributable to additional costs incurred in connection with our development activities, including costs associated with chemistry, manufacturing, and controls associated with the manufacturer of registration lots.

Of the $1.9 million in research and development expenses incurred during the six months ended June 30, 2024, approximately $1.2 million was associated with activities related to the HAT indication, and approximately $0.7 million was associated with activities related to the ASD indication. These activities included, but were not limited to, payments in connection with the recently completed CMC processes and preclinical work.

Of the approximately $0.8 million in research and development expenses incurred during the six months ended June 30, 2023, approximately $0.6 million was associated with activities related to the HAT indication, and approximately $0.2 million was associated with activities related to the ASD indication. These activities included, but were not limited to, payments in connection with the recently completed CMC processes and preclinical work.

The estimated remaining aggregate costs expected to be incurred for the research and development and regulatory filing activities relating to the filing of an NDA for HAT is approximately $2.1 million.

Other Income (expense)

The change in other income (expense) was immaterial for the six months ended June 30, 2024 compared with other income (expense) of $(0.1) million for the six months ended June 30, 2023. Other income (expense) of approximately $(0.1) million for the six months ended June 30, 2023 was primarily recognized for the change in fair value of our notes.

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of June 30, 2024, we had an accumulated deficit since inception of approximately $58.7 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through June 30, 2024, we have funded our operations in large part through contributions from an affiliated company, TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes totaling approximately $7.0 million, proceeds from the initial public common stock offering, net of fees, of approximately $6.0 million, our SAFE for $5.0 million, the issuance of shares of our common stock in connection with our Purchase Agreement (as defined herein) of $5.6 million, the proceeds from our follow on public offering, net of fees, of approximately $6.1 million, and the proceeds from a warrant exchange we completed in September 2024, net of fees, of approximately $0.8 million.

Equity Purchase Agreement with Lincoln Park Capital

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement (see Note 7). During the six months ended June 30, 2024 there were no shares of common stock issued in connection with the Purchase Agreement. During the six months ended June 30, 2023, the Company received approximately $4.8 million from the issuance of 151,765 shares of common stock. As a result of our suspension from trading on the Nasdaq Capital Market, we are no longer permitted to sell shares of the Company’s common stock under the equity Purchase Agreement.

Convertible Notes

In February 2023, a convertible promissory note with a principal balance of $3.7 million was issued to Lind Global Fund II LP. In connection with the issuance, the Company received proceeds of approximately $3.2 million, net of a $0.5 million discount, incurred fees of approximately $0.5 million and used $0.2 million of proceeds to pay down the remaining balance of already outstanding secured convertible promissory notes.

On November 29, 2023, the Company satisfied in full its obligations under this note.

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

Operating activities

During the six months ended June 30, 2024, net cash used in operating activities was $4.4 million, which primarily included our net loss of approximately $6.7 million, adjusted for non-cash stock-based compensation expense of approximately $1.5 million. The net change in operating assets and liabilities was approximately $0.8 million, and was primarily due to increases in prepaid expenses and other current assets of $0.5 million as well as decreases in accrued expenses of approximately $0.9 million, partially offset by increases of approximately $1.2 million of accounts payable.

During the six months ended June 30, 2023, net cash used in operating activities was $5.8 million, which primarily included our net loss of approximately $7.3 million, adjusted for non-cash expenses of approximately $3.9 million including stock-based compensation of approximately $3.4 million and $0.5 million in deferred revenue related to the Vox Nova agreement, offset by the change in fair value of our convertible notes of $0.2 million. The net change in operating assets and liabilities was approximately $2.3 million and was primarily due to decreases in accounts payable and accrued expenses of $0.6 million, increases in prepaid and other current assets of $1.2 million, and an increase in accounts receivables of $0.5 million.

Investing Activities

There were no investing activities during the six months ended June 30, 2024 and 2023.

Financing activities

During the six months ended June 30, 2024 net cash used by financing activities was less than $0.1 million for the settlement of shares withheld for payment of employee taxes on vested Restricted Stock Units.

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

Funding requirements

As of June 30, 2024, we had a cash balance of approximately $0.3 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements such as collaborations, strategic alliances and licensing arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity or equity-linked securities may dilute existing stockholders and may contain senior rights and preferences compared to currently outstanding shares of common and preferred stock. Debt securities issued or other debt financing incurred may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

Contractual obligations and commitments

During the next twelve months we have commitments to pay $2.1 million to settle our June 30, 2024 accounts payable, accrued expenses and other current liabilities.

After the next twelve months, we have a commitment of $0.5 million to provide Vox Nova with exclusive pharmacy distribution rights over PAX-101 for up to seven years once approved by the FDA.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Recent accounting pronouncements

See Note 2 to our financial statements included in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2024 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Controls over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of June 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that we have not designed, let alone maintained, effective controls over information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements, specifically, with respect to user provisioning and deprovisioning, user access review, passwords, privileged access, cybersecurity, system development lifecycle, and SOC report management review.  These IT deficiencies did not result in a misstatement to our financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined that these deficiencies in the aggregate constitute a material deficiency. To remediate the above material weaknesses, we have developed a remediation plan with assistance from our IT advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control.

In addition, we do not have sufficient segregation of duties within our accounting functions, which is a basic internal control. Due to our size, segregation of all duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets, and the recording of transactions should be performed by separate individuals. Our management has weighed the impact of our failure to have a proper segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the resulting control deficiency represented a material weakness. While our management has implemented procedures to ensure that the financial statements balances included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented, we have not yet hired a sufficient number of additional accounting and finance staff to fully address this material weakness. Until such time as we have hired adequate staff, this material weakness will not be remediated.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described for one of the material weaknesses identified above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. The Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

Item 1A.	Risk Factors

Under current SEC rules, as a smaller reporting company, we are not required to provide risk factor disclosure in this Quarterly Report or in any of our periodic reports until such time as we no longer qualify as a smaller reporting company. However, we included a comprehensive set of risk factors in our most recent Annual Report, which can be accessed here. These risk factors remain applicable to our business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Insider Trading Arrangements

Prior to May 1, 2024 all of our officers, as defined in Rule 16a-1(f) under the Exchange Act, and our directors had engaged in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K. When our common stock was suspended from trading on the Nasdaq Capital Market beginning on May 2, 2024, our transfer agent terminated each of these arrangements. Currently, our policy with regard to insider trading is, and will remain, that trading in our common stock by our officers and directors is strictly limited to non-blackout periods and any other time when no officer or director is aware of any material non-public information concerning the Company. At such time when it is practical to do so, we will encourage our officers, directors and any other insiders to enter into new Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Dated: September 20, 2024	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: September 20, 2024

	By:	/s/ Stephen D. Sheldon
	Name:	Stephen D. Sheldon
	Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)