Form 10-Q
period 2024-09-30
Kuvatris Therapeutics, Inc.
filed 2026-01-14
CIK 1811623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

KUVATRIS THERAPEUTICS, INC.
(formerly PaxMedica, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	001-41475	85-0870387
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1000 Wycoff Ave, 3rd Floor, Mahwah, NJ	07430
(Address Of Principal Executive Offices)	(Zip Code)

(201) 977-9461

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PXMD	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 13, 2026, the Registrant had 126,264,370 shares of common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Kuvatris Therapeutics, Inc., formerly known as PaxMedica, Inc., (the “Company,” “we,” “us,” or “our”) is filing this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (this “Quarterly Report”), in order to comply with regulatory requirements set forth and communicated to us by the Financial Industry Regulatory Agency (“FINRA”). As described in a Current Report on Form 8-K we filed on March 7, 2025 and elsewhere in this filing, on February 28, 2025, we entered into a stock purchase agreement with Pax Rescue Vehicle, LLC, a Delaware limited liability company (“PRV”), pursuant to which the Company, on March 3, 2025 (the “Issuance Date”), issued to PRV 114,754,700 shares of its common stock, par value $0.0001 per share (the “common stock”), which constituted over 90% of the Company’s authorized voting securities as of the Issuance Date. This issuance of common stock was made in reliance on the exemption from registration available under Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and was authorized prior to the Issuance Date by unanimous written consent of the Company’s board of directors (the “Board”) pursuant to Section 141(f) of the Delaware General Corporation Law (the “DGCL”). The issuance of the common stock to PRV represented a change-in-control of the Company.

This action was undertaken in order to facilitate a “going private” transaction of the Company, as the common stock was trading at a market price of $0.0001 during the month of the Issuance Date and was essentially worthless. As an alternative to filing for liquidation under Chapter 7 of the U.S. Bankruptcy Code (“Chapter 7”), we opted to take the Company private, so as to maximize the value of its remaining assets for the benefit of the Company’s remaining stakeholders, particularly its creditors, and to enable its minority common shareholders to realize a taxable event.

In connection with this action, on May 20, 2025, the Company forwarded a letter to the Depositary Trust Company (“DTC”) in which it declared the issued and outstanding shares of common stock, held by DTC on behalf of the beneficial shareholders of the Company to be null, void and worthless. On June 12, 2025, the Company forwarded a letter of instruction to its transfer agent, VStock Transfer, LLC (the “Transfer Agent”), directing the Transfer Agent to cancel all shares of common stock held by DTC. Further, on June 13, 2025, the Company filed a Form 15-12G with the Securities and Exchange Commission (the “SEC”), terminating its registration under Section 12(g) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and suspending its obligation to file reports under Sections 13 and 15(d) of the Exchange Act.

Subsequently, FINRA notified the Company that it could not ratify any of the corporate actions referenced in the immediately preceding paragraph, as well as the Company’s change of name to Kuvatris Therapeutics, Inc., which took place on June 6, 2025, until such time as the Company had filed all delinquent periodic SEC reports required under the Exchange Act. For that reason, the Company is filing this Quarterly Report.

KUVATRIS THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2024

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1
	(Unaudited) Condensed Statements of Operations for the three- and nine- months ended September 30, 2024 and September 30, 2023	2
	(Unaudited) Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three- and nine- months ended September 30, 2024 and September 30, 2023	3
	(Unaudited) Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KUVATRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$444,855	$4,710,642
Prepaid and other current assets	375,525	969,763
Total current assets	820,380	5,680,405
Total assets	$820,380	$5,680,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,145,739	$830,233
Accrued expenses	106,211	177,118
Accrued expenses - compensation	—	787,981
Total current liabilities	2,251,950	1,795,332
Deferred revenue	500,000	500,000
Total liabilities	2,751,950	2,295,332

Commitments and contingencies (Note 8)

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized:
Series X preferred shares, 500,000 shares authorized as of September 30, 2024 and December 31, 2023; 45,567 shares issued and outstanding at September 30, 2024 and December 31, 2023	5	5
Common stock, par value $0.0001; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 10,879,170 and 7,401,242 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,088	740
Additional paid-in capital	57,664,684	55,414,069
Accumulated deficit	(59,597,347)	(52,029,741)
Total stockholders’ (deficit) equity	(1,931,570)	3,385,073
Total liabilities, and stockholders’ (deficit) equity	$820,380	$5,680,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

KUVATRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses
General and administrative	$771,005	$2,425,849	$5,557,381	$8,960,254
Research and development	116,932	1,938,672	2,019,226	2,750,192
Total operating expenses	887,937	4,364,521	7,576,607	11,710,446

Loss from operations	(887,937)	(4,364,521)	(7,576,607)	(11,710,446)

Other income (expense)
Interest expense	—	(1,309)	—	(9,165)
Loss on extinguishment of debt	—	(357,407)	—	(394,257)
Change in fair value of notes	—	(325,981)	—	(114,704)
Other expense	11,295	—	9,001	(140,680)
Total other income (expense)	11,295	(684,697)	9,001	(658,806)

Net loss	$(876,642)	$(5,049,218)	$(7,567,606)	$(12,369,252)

Deemed dividend on warrant inducement	(53,022)	-	(53,022)	-
Net loss attributable to common stockholders	(929,664)	(5,049,218)	(7,620,628)	(12,369,252)
Basic and diluted weighted average number of shares outstanding	9,056,259	971,768	8,047,060	859,455

Basic and diluted net loss per share	$(0.10)	$(5.20)	$(0.95)	$(14.39)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KUVATRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY

(Unaudited)

For the Three Months Ended September 30, 2024

	Series X Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at July 1, 2024	45,567	$5	7,779,860	$778	$56,912,302	$(58,720,705)	$(1,807,620)
Issuance of common stock underlying restricted stock units, net of tax withholding	—	—	—	—	—	—	—
Issuance of common stock converted from prefunded warrants	—	—	—	—	—	—	—
Issuance of common stock in connection with warrant inducement, net of fees	—	—	3,099,310	310	752,382	—	752,692
Stock-based compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(876,642)	(876,642)
Balance at September 30, 2024	45,567	$5	10,879,170	$1,088	$57,664,684	$(59,597,347)	$(1,931,570)

For the Three Months Ended September 30, 2023

	Series X Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at July 1, 2023	45,567	$5	904,087	$90	$43,325,314	$41,060,050	$2,265,359
Issuance of common stock in connection with equity purchase agreement	—	$—	57,353	$6	$795,295	$—	$795,301
Issuance of common stock warrants in connection with notes payable, net of fees	—	$—	96,122	$10	$445,157	$—	$445,167
Delivery of common stock underlying restricted stock units, net of tax withholding	—	$—	16,253	$1	$(58,435)	$—	$(58,434)
Stock-based compensation	—	$—	—	$—	$1,064,906	$—	$1,064,906
Net loss	—	$—	—	$—	$—	$(5,049,218)	$(5,049,218)
Balance at September 30, 2023	45,567	$5	1,073815	$107	$45,572,237	$(46,109,268)	$(536,919)

For The Nine Months Ended September 30, 2024

	Series X Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2024	45,567	$5	7,401,242	$740	$55,414,069	$(52,029,741)	$3,385,073
Issuance of common stock underlying restricted stock units, net of tax withholding	—	—	64,387	7	(15,286)	—	(15,279)
Issuance of common stock converted from prefunded warrants	—	—	314,231	31	(31)	—	—
Issuance of common stock in connection with warrant inducement	—	—	3,099,310	310	752,382	—	752,692
Stock-based compensation	—	—	—	—	1,513,550	—	1,513,550
Net loss	—	—	—	—	—	(7,567,606)	(7,567,606)
Balance at September 30, 2024	45,567	$5	10,879,170	$1,088	$57,664,684	$(59,597,347)	$(1,931,570)

For The Nine Months Ended September 30, 2023

	Series X Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	45,567	$5	707,976	$71	$33,848,740	$(33,740,016)	$108,800
Reclassification of shares settled liability to equity	—	$—	1,824	$—	$160,949	$—	$160,949
Issuance of common stock in connection with equity purchase agreement	—	$—	209,118	$21	$5,565,895	$—	$5,565,916
Issuance of common stock warrants in connection with notes payable, net of fees	—	$—	96,112	$10	$445,157	$—	$445,167
Delivery of common stock underlying restricted stock units, net of tax withholding	—	—	16,272	1	(104,320)	—	(104,319)
Stock-based compensation	—	$—	42,503	$4	$4,500,174	$—	$4,500,178
Net loss	—	$—	—	$—	$—	$(12,369,252)	$(12,369,252)
Balance at September 30, 2023	45,567	$5	1,073,815	$107	$45,572,237	$(46,109,268)	$(536,919)

The accompanying notes are an integral part of these unaudited condensed financial statements

KUVATRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024		2023
Cash flows from operating activities
Net loss		$(7,567,606)	$(12,369,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		1,513,550	4,500,178
Change in fair value of notes		—	114,704
Loss on extinguishment of debt		—	394,257
Deferred Revenue		—	500,000
Other Expense		—	91,991
Changes in assets and liabilities:
Prepaid and other current assets		594,238	(1,278,185)
Accounts receivable		—	(500,000)
Accounts payable		1,315,506	1,289,488
Accounts payable - related party		—	(20,000)
Accrued expenses		(858,888)	(874,411)
Net cash used in operating activities		(5,003,200)	(8,151,230)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of fees		752,692	3,200,000
Proceeds from issuance of convertible promissory notes and warrants		—	(503,696)
Proceeds from the issuance of common stock in connection with equity purchase agreement		—	5,565,916
Payment of costs from issuance of common stock and warrants		—	—
Payment of costs in connection with equity purchase agreement		—	(195,997)
Repayment of convertible promissory notes		—	(559,600)
Settlement of shares withheld for payment of employee taxes		(15,279)	(104,319)
Net cash provided by financing activities		737,413	7,402,304

Net change in cash		(4,265,787)	(748,926)
Cash, beginning of period		4,710,642	1,901,887
Cash, end of period		$444,855	$1,152,961

Non-cash financing activities:
Common stock issued in connection with conversion of notes payable	$		$445,167
Reclassification of shares settled liability		$—	$160,949
Unpaid deferred offering costs and financing fees		$—	$20,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Organization and description of business operations

The Company is a clinical stage biopharmaceutical company organized as a Delaware limited liability company on April 5, 2018 to focus on the development of drug candidates for the treatment of autism spectrum disorder (ASD), Fragile X syndrome tremor-ataxia (FXTAS) and Human African Trypanosomiasis (HAT). The Company converted into a Delaware corporation on April 15, 2020.

Going concern, liquidity and capital resources

The Company has no product revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $59.6 million at September 30, 2024, a net loss of approximately $7.6 million, and approximately $5.0 million of net cash used in operating activities for the nine months ended September 30, 2024.

Equity Purchase Agreement with Lincoln Park Capital

On November 17, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement (See Note 7). During the nine months ended September 30, 2024 there were no shares of common stock issued in connection with the Purchase Agreement. During the nine months ended September 30, 2023, the Company received approximately $5.4 million from the issuance of 0.2 million shares of common stock to LPC. Due to the suspension of the Company from trading on the Nasdaq Capital Market, it was no longer permitted to sell shares of the Company’s common stock under the Purchase Agreement. The Purchase Agreement has since lapsed as the Maturity Date was reached on June 1, 2025.

Convertible Promissory Note

As of September 30, 2024, the Company has no outstanding convertible promissory notes. In February 2023, the Company issued a secured convertible promissory note with a principal balance of $3.7 million to Lind Global Fund II LP, together with a common stock purchase warrant to purchase 800,000 shares of common stock (the “2023 Note and Warrant”).

On November 29, 2023, the Company satisfied in full the obligations under this note.

Secondary Public Offering

On November 20, 2023, the Company entered into an underwriting agreement relating to the secondary public offering of its common stock. The Company agreed to sell 5,384,615 shares of its common stock with the offering price to the public of $1.30 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-275416), as amended, that was filed by the Company under Rule 462(b) under the Securities Act. On November 22, 2023, the Company received net proceeds from its public offering of approximately $6.1 million, net of underwriter fees and commissions of approximately $0.6 million, and offering costs of approximately $0.3 million. In connection with this public offering the Company issued 5,384,615 warrants to purchase shares of common stock with an exercise price of $1.30 per share and issued 215,385 warrants to purchase shares of common stock with an exercise price of $1.625.

The 2023 Note and Warrant contained a price adjustment clause where the exercise and conversion price of the 2023 Note and Warrant would be adjusted to the selling price of an offering if the Company’s common stock is sold at a price below the conversion or exercise price, respectively. As the price of the common stock sold as part of the secondary public offering described herein was below the exercise and conversion price of the Note and Warrant, the terms of the conversion and exercise price were reset to $1.30.

Vox Nova Exclusive Pharmacy Distribution Agreement

On June 30, 2023, the Company entered into an exclusive specialty benefit manager agreement with Vox Nova, LLC (“Vox Nova”) pursuant to which Vox Nova would act as the exclusive United States distributor for the Company’s lead pipeline asset, KV-101 intravenous suramin. Vox Nova provided certain distribution management, pharmacy benefit management, sales and supply monitoring services to the Company with respect to KV-101, in the event KV-101 receives FDA approval. The distribution agreement also provided for an exclusivity fee payable to the Company of up to $2.0 million, payable in installments based on various time and regulatory approval parameters. Vox Nova paid $0.5 million of the exclusivity fee upfront in connection with the signing of the distribution agreement when the distribution right was transferred to Vox Nova. The remaining $1.5 million is due in four equal installments over a one-year period after KV-101 is approved by the FDA and made available for distribution.

KUVATRIS THERAPEUTICS, INC.

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

Delisting and Subsequent Events

As disclosed in a current report on Form 8-K filed on May 1, 2024, the Company’s common stock was suspended from trading on the Nasdaq Capital Market beginning on May 2, 2024. Since May 2, 2024, the Company’s common stock has been trading on the OTC Expert Market.

On February 28, 2025, the Company entered into the stock purchase agreement with PRV, pursuant to which the Company, on the Issuance Date, issued to PRV 114,754,700 shares of its common stock, which constituted over 90% of the Company’s authorized voting securities as of the Issuance Date. The managing member of PRV is Howard J. Weisman, who is also Chief Executive Officer and Chairman of the Board of the Company. As a holder of greater than ninety percent (90%) of the issued and outstanding voting shares of the Company, PRV intends to execute a short-form merger of the remaining issued and outstanding shares of common stock pursuant to Section 251(h) of the DGCL. Once the short-form merger is complete, the Company will continue to exist as a wholly-owned subsidiary of PRV.

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

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see Note 3 of the Company’s audited financial statements included in its 2023 Annual Report.

Concentrations of cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents or short-term investments.

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

KUVATRIS THERAPEUTICS, INC.

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

Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options and warrants in the calculation of diluted net loss per common shares would have been anti-dilutive.

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following securities were excluded from the computation of diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023, because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series X preferred stock	51,055	51,055	51,055	51,055
Unvested restricted stock units	1,471	95,504	1,471	95,504
Common stock warrants	10,281,626	81,623	10,281,626	81,623
Convertible Notes	—	669,173	—	669,173
Total	10,334,152	897,356	10,334,152	897,356

Net loss attributable to common stockholders consists of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend for the modification of existing warrants of approximately $53,000 for the three and nine months ended September 30, 2024, respectively (Note 7). The deemed dividend is added to net loss in determining the net loss available to common stockholders.

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to expand the disclosure requirements for reportable segments. The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment operating profit (loss). This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect that adoption of this standard will have on the Company’s disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard becomes effective for the annual period beginning on January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its financial statements.

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its financial statements.

Correction of Immaterial Classification Error

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported results of operations or loss per share.

Note 3. Fair Value Measurements

Convertible Notes

During the nine months ended September 30, 2023, the Company issued the 2023 Note with a principal balance of $3.7 million. The fair value of the 2023 Note on September 30, 2023 was estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes would be the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording the 2023 Note. The 2023 Notes was classified as a liability and measured at fair value on the issuance date, with any changes in fair value to be recognized as other income (expense) on the statements of operations and disclosed in the condensed financial statements. During the nine months ended September 30, 2023, the Company paid down the remaining balance of the 2023 Note and there are no other notes outstanding as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company did not have any outstanding liabilities measured at fair value on a recurring basis.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the 2023 Note upon its issuance date is as follows:

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

There were no liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2024.

Convertible Notes
Balance at December 31, 2022	$173,543
Issuance of convertible notes	1,903,531
Issuance of common stock in connections with conversion of notes payables	(445,167)
Repayment of convertible notes	(559,600)
Loss on extinguishment of debt	394,257
Change in fair value	114,704
Balance at September 30, 2023	$1,581,268

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4. Prepaid and other current assets

As of September 30, 2024, the Company recorded prepaid expenses and other current assets of approximately $0.4 million, primarily consisting of services to be performed for research and development activities of approximately $0.4 million. As of December 31, 2023 the Company had paid approximately $0.3 million for professional services and paid approximately $0.7 million in research and development activities.

Note 5. Convertible promissory notes

As of September 30, 2024, the Company has no outstanding convertible promissory notes. In February 2023, the Company issued the 2023 Note. On November 29, 2023, the Company satisfied in full the obligations under this note.

Note 6. Stock-based compensation

Stock-based Compensation

The following is a summary of stock-based compensation during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Canceled stock options	$—	$30,242	$5,434	$140,913
Restricted stock units	—	1,034,664	1,508,116	4,359,265
Total	$—	$1,064,906	$1,513,550	$4,500,178

Restricted Stock Units

The following is a summary of the restricted stock units during the nine months ended September 30, 2024:

		Weighted Average
		Grant-Date
	Number of Units	Fair Value
Unvested as of December 31, 2023	86,749	$48.12
Granted	—	-
Vested	(85,278)	48.26
Unvested as of September 30, 2024	1,471	$40.46

No restricted stock units (RSUs) were granted during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company granted 47,771 time-based RSUs with a fair value of $1.5 million to members of its board of directors and employees of the Company. On January 24, 2024, to reduce the administrative burden and expense associated with monthly vesting, the Company approved the acceleration of vesting of certain RSUs of the Company. The RSUs fully vested on the day following the filing with the SEC of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in each case subject to the continued employment of the officer with the Company, through such date.

During the nine-month period ended September 30, 2024, the Company recorded stock-based compensation expense related to the RSUs of approximately $1.5 million. Due to the accelerated vesting of the RSUs there is currently no unamortized stock based compensation remaining.

During the nine-month period ended September 30, 2023, the Company recorded stock-based compensation expense related to the RSUs of approximately $4.4 million.

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Performance-based Restricted Stock Units

As of September 30, 2024, and 2023, there were 1,471 performance-based RSUs with a fair value of approximately $60,000 outstanding. The RSUs are subject to a performance condition, and will vest upon the Company signing a definitive agreement with a strategic partner. No performance-based RSUs were issued during the nine months ended September 30, 2024.

As of September 30, 2024, the Company determined that it was not probable that the performance awards would vest, and the Company has not recognized any stock-based compensation expense associated with these awards to date.

Canceled Stock Options

The Company previously granted options to purchase shares of the Company’s common stock and during the year ended December 31, 2020, these options were canceled in exchange for RSUs. No stock options were outstanding as of September 30, 2024 and 2023.

During the three months ended September 30, 2024, the Company recorded no stock-based compensation related to the cancelled stock options and during the three months ended September 30, 2023, the Company recorded stock-based compensation expense related to the cancelled stock options of less than $0.1 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to the canceled stock options of less than $0.1 million and approximately $0.1 million, respectively.

Note 7. Preferred and common stock

Series X Preferred Stock

There were no shares of Series X preferred stock issued during the nine months ended September 30, 2024 and 2023. As of September 30, 2024, there were 45,567 shares of Series X preferred stock outstanding.

Common Stock

On November 17, 2022, the Company entered into the Purchase Agreement with LPC which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement.

During the three months ended September 30, 2024, there were no shares of common stock issued in connection with the Purchase Agreement. During the three months ended September 30, 2023, the Company issued approximately 0.2 million shares of common stock, receiving net proceeds of approximately $5.4 million. During the nine months ended September 30, 2024, there were no shares of common stock issued in connection with the Purchase Agreement. During the nine months ended September 30, 2023, the Company issued 0.2 million shares of common stock, receiving net proceeds of approximately $5.4 million net of fees of approximately $0.2 million.

During the three and nine months ended September 30, 2024, the Company issued 314,231 shares of common stock in to settle pre-funded warrants that were exercised. During the three and nine months ended September 30, 2023, no pre-funded warrants existed.

During the three months ended September 30, 2024, the Company issued no shares of its common stock in connection with the vesting of RSUs. During the three months ended September 30, 2023, the Company issued 18,958 shares of its common stock in connection with the vesting of RSUs held by members of the Company’s board of directors and employees. The Company withheld 2,702 of these shares, at a fair value of less than $0.1 million, to cover the withholding taxes related to the settlement of these vested RSUs.

During the nine months ended September 30, 2024, the Company issued 87,049 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees. The Company withheld 22,662 of these shares, at a fair value of less than $0.1 million, to cover the withholding taxes related to the settlement of these vested RSUs. During the nine months ended September 30, 2023, the Company issued 63,160 shares of its common stock in connection with the vesting of RSUs issued to members of the Company’s board of directors and employees. The Company withheld 4,385 of these shares at a fair value of less than $0.1 million, to cover the withholding taxes related to the settlement of these vested RSUs.

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

On September 3, 2024, the Company entered into warrant inducement offers with the holders of approximately 4.4 million existing warrants of the Company. The inducement offers provided for the reduction of the exercise price of the warrants from $1.30 to $0.20. The holders immediately exercised those warrants for proceeds of approximately $0.8 million, net of fees. During the three and nine months ended September 30, 2024, the Company issued 3,099,310 shares of common stock as a result of the warrant exercise. In conjunction with the financing the Company also issued 176,923 warrants, with an exercise price of $0.25, to the underwriter. During the three and nine months ended September 30, 2023, the Company issued no shares of its common stock in connection with warrants.

Pursuant to the terms of the warrant inducement offers, in the event that the exercise of the existing warrants would cause a holder to exceed the beneficial ownership limitations included therein, the Company would issue the number of shares of common stock that would not cause a holder to exceed such beneficial ownership limitations and hold the remaining balance of shares of common stock in abeyance. Accordingly, as of September 30, 2024, the Company held an aggregate of 1,323,770 shares of common stock in abeyance (the “Abeyance Shares”). The Abeyance Shares are evidenced through the holder’s existing warrants, which are deemed to be prepaid. The Abeyance Shares will be held by the Company until the holder sends notice that the remaining balance of shares of common stock may be issued without surpassing the beneficial ownership limitations. Until such time, the Abeyance Shares are evidenced through the holder’s existing warrants and are included in the Company’s outstanding warrants. In October 2024, another 433,000 shares of common stock were issued from the Abeyance Shares.

The Company accounted for the warrant inducement under ASC 815-40-35, “Issuer’s Accounting for Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” and determined that the effect of the modification was directly attributable to raising additional capital and accounted for the modification as an equity issuance cost. As a result of the warrant inducement offer, the Company recorded a deemed dividend of approximately $53,000 for the three and nine months ended September 30, 2024, representing the incremental fair value of the modified warrants. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed statements of operations.

The modified warrants were valued on the date of the warrant inducement offer using the Black-Scholes model based on the following assumptions:

Dividend yield	—	%
Expected price volatility	172	%
Risk free interest rate	3.6	%
Expected term (in years)	4.21

In conjunction with the warrant inducement offers, the Company entered into new warrant agreements with the same holders to purchase an aggregate of 8.8 million shares of common stock for an exercise price of $0.20. In conjunction with the financing the Company also issued 176,923 warrants, with an exercise price of $0.25, to the underwriter. The Company determined the new warrants were freestanding equity contracts that met the criteria in ASC 815-40 to be classified within permanent equity.

Note 8. Commitments and contingencies

Litigation

As of September 30, 2024 and December 31, 2023, there was no litigation against the Company. The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

KUVATRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Subsequent Event: In January 2025, a complaint was filed against the Company and its Chief Executive Officer, please see Note 10 below.

Note 9. Related party transactions

Expenses – During the three-month periods ended September 30, 2024 and 2023, the Company expensed $65,000 and $87,500, respectively, for aggregate fees owed to TardiMed Sciences, LLC (“TardiMed”), pursuant to rental and consulting agreements entered into between the Company and TardiMed. For more information about these agreements, please see “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 15, 2024. During the nine-month periods ended September 30, 2024 and 2023, the Company expensed $175,000 and $180,000, respectively, for aggregate fees owed to TardiMed.

In April 2023, TardiMed disposed of its equity position in the Company, at which time it ceased to be a related party. Subsequently, in August 2024, the Company and TardiMed mutually terminated the aforementioned rental and consulting agreements. As of the date of this filing, no further obligations remain under these agreements.

Note 10. Subsequent events

In January 2025, a complaint was filed against the Company and its Chief Executive Officer in the U.S. District Court for the Northern District of Ohio. The complaint involves claims by former business partners relating to a prior distribution agreement and certain equity investments. The Company believes these claims are without merit and intends to vigorously dispute and defend against them. The Company maintained Directors and Officers (D&O) liability insurance, including “Side A” coverage, which it believes is applicable to this matter. At this preliminary stage, the Company is unable to predict the outcome of this proceeding or estimate a range of potential loss; however, the Company does not believe the ultimate resolution will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On February 28, 2025, the Company entered into a stock purchase agreement with PRV, pursuant to which the Company, on the Issuance Date issued to PRV 114,754,700 shares of its common stock, which constituted over 90% of the Company’s authorized voting securities as of the Issuance Date. This issuance of common stock was made in reliance on the exemption from registration available under Rule 506(c) of Regulation D of the Securities Act, and was authorized prior to the Issuance Date by unanimous written consent of the Board pursuant to Section 141(f) of the DGCL. The issuance of the Common Stock to PRV represented a change-in-control of the Company.

The purchase price for the common stock was $10,000 plus legal fees incurred by the Company in connection with this transaction. The Board determined that, as the Company was in the zone of insolvency and its market capitalization had been for several months approximately $0.00, it was in the best interest of the Company and its stakeholders to pursue a going private transaction at this time, in lieu of a filing under Chapter 7.

The managing member of PRV is Howard J. Weisman, who is also chief executive officer of the Company and chairman of its Board. As a holder of greater than ninety percent (90%) of the issued and outstanding voting shares of the Company, PRV intends to execute a short-form merger of the remaining issued and outstanding shares of common stock pursuant to Section 251(h) of the DGCL. Once the short-form merger is complete, the Company will continue to exist as a wholly-owned subsidiary of PRV.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Kuvatris Therapeutics, Inc.,” “our,” “us,” or “we” herein refer to Kuvatris Therapeutics, Inc, formerly PaxMedica, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements for the fiscal year ended December 31, 2023, as included in our annual report on Form 10-K, filed with the SEC on March 11, 2024 (our “Annual Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “anticipate,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “scheduled to,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital, including through future sales and issuances of equity securities, which could also result in substantial dilution to our stockholders;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or our third-party manufacturers’, ability to manufacture cGMP batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	whether we will be successful in obtaining a priority review voucher, or PRV, for KV-101 and the commercial value to be realized from any such PRV, if any;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party CROs to conduct our clinical trials;

●	our ability to obtain, maintain or protect the validity of our intellectual property, including our granted or potential future patents;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	adverse developments affecting the financial services industry;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

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

Overview

We are a clinical stage biopharmaceutical company focusing on the development of anti-purinergic drug therapies (“APT”) for the treatment of disorders with intractable neurologic symptoms, ranging from neurodevelopmental disorders, including autism spectrum disorder (“ASD”). APTs have been shown to block the effects of excess production and extracellular receptor activity of adenosine triphosphate (“ATP”), which acts as both the main energy molecule in all living cells and a peripheral and central nervous system neurotransmitter via receptors that are found throughout the nervous system. Excess purinergic signaling can offset homeostasis and trigger immune responses that result in localized and systemic increases in inflammatory chemokines and cytokines, ultimately stimulating ATP production. APTs may also impact immunologic and inflammatory mechanisms that may be causing or exacerbating symptoms in these seemingly unrelated disorders, which may be caused in part by similar mechanisms of ATP overproduction.

One of our primary points of focus is currently the development and testing of our lead program, KV-101, an intravenous formulation of suramin, in the treatment of ASD and for the treatment of Human African Trypanosomiasis, a fatal parasitic infection commonly known as African sleeping sickness (“HAT”).

In February 2021, we announced positive topline data from our Phase 2 dose-ranging clinical trial evaluating KV-101 (commonly known as intravenous suramin) for the treatment of the core symptoms of ASD, as described in more detail below. We also intend to submit data to support a New Drug Application (an “NDA”) for KV-101 under the Tropical Disease Priority Voucher Program of the U.S. Food and Drug Administration (the “FDA”) for HAT, leveraging suramin’s historical use in treating HAT outside of the United States. We have exclusively licensed clinical data from certain academic or international government institutions to potentially accelerate KV-101’s development plans in the United States through this regulatory program and intend to seek approval in the United States for the treatment of East African HAT (as defined below) as early as late 2024 or in the first half of 2025.

We are also pursuing the development of next generation ATP product development candidates for neurodevelopmental indications. These candidates include KV-102, our proprietary intranasal formulation of suramin, as well as other new chemical entities that are more targeted and selective antagonists of particular purine receptor subtypes. We believe our lead drug candidate (suramin), if approved by the FDA, may be a significant advancement in the treatment of ASD.

In July 2023, we announced positive topline results from the KV-101 (intravenous suramin) Phase 3 African Sleeping Sickness Study, PAX-HAT-301. The conclusions of the study confirmed that the retrospective, non-randomized, externally controlled, interventional efficacy and safety study of suramin for the treatment of Stage 1 TBR HAT demonstrated better health outcomes when compared with a natural history control group of patients evaluated and treated from 1900-1910, prior to the availability of suramin in Africa. The adverse event profile of suramin observed in the study was consistent with what has been widely reported in published medical and clinical literature.

On October 26, 2023, we completed a type-B meeting with the FDA, where we discussed the results of our recent data from our PAX-HAT-301 study of suramin in HAT. We received constructive feedback that will aid in the completion of the remaining work necessary to file a NDA for that indication, which is expected to take place in second half of 2026.

On June 27th, 2024, we completed a type-C meeting with the FDA, where we discussed our Chemistry, Manufacturing, and Controls (“CMC”) regulatory guidelines for our KV-101 candidate. We received constructive feedback which will aid in the completion of our remaining work to file a NDA expected in the second half of 2026 or in the second quarter of 2026. Most of the work to achieve this important milestone will focus on completing the production of commercial lots of KV-101 under CMC regulatory guidelines, underway now and scheduled to conclude in early 2026. Additionally, we discussed the implementation and completion of a registry for patients treated with KV-101 for the indication of HAT to be submitted along with the NDA.

On September 4th, 2024, we completed a type-C meeting with the FDA, where we discussed our disease registry study for KV-101 in Malawi. We received constructive feedback on the design of the registry that will address the FDA concerns about heterogeneity in the patient population in Malawi.

We have not generated any revenue to date and through September 30, 2024, we had an accumulated deficit of approximately $59.6 million. To date, we have financed our operations through capital contributions from our prior members when we were a limited liability company, proceeds from our initial public offering, the issuance of convertible notes, our entry into a Simple Agreement for Future Equity (“SAFE”) with an investor, the issuance of Series X preferred stock, par value $0.0001 per share (“Series X preferred stock”), the sale of shares of common stock to LPC (as defined herein) pursuant to the Purchase Agreement, our secondary public offering in November 2023, and a warrant inducement in September 2024, which is described in Note 7 to the financial statements attached hereto. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of KV-101 and our other product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will likely need substantial additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Accordingly, there are material risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.

Financial Operations Overview

Revenue

To date, we have not generated any product revenue. Our ability to generate product revenue will depend on the successful development and eventual commercialization of our current, and any potential future, product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of KV-101 and our other product candidates, which include:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

	Three months ended September 30,
	2024	2023
Operating expenses
General and administrative	$771,005	$2,425,849
Research and development	116,933	1,938,672
Total operating expenses	887,937	4,364,521
Loss from operations	(887,937)	(4,364,521)
Other income (expense), net	11,295	(684,697)
Net loss	$(876,642)	$(5,049,218)

Operating expenses

General and administrative

General and administrative expenses were approximately $0.7 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in general and administrative expenses was primarily due to a decrease in stock compensation of approximately $1.1 million, decrease in salary and benefits of approximately $0.2 million, and a decrease in professional fees of approximately $0.4 million.

Research and Development

Research and development expenses were approximately $0.1 million for the three months ended September 30, 2024 and approximately $1.9 million for the three months ended September 30, 2023. The $1.8 million decrease in research and development expenses was primarily attributable to completion of work with our development activities, including CMC and clinical work.

Of the $0.1 million in research and development expenses incurred during the three months ended September 30, 2024, approximately $0.1 million was associated with activities related to the HAT indication, and less than $0.1 million was associated with activities related to the ASD indication. These activities included, but were not limited to, payments in connection with the recently completed CMC processes and preclinical work.

Of the approximately $1.9 million in research and development expenses incurred during the three months ended September 30, 2023, approximately $1.2 million was associated with activities related to the HAT indication, and approximately $0.7 million was associated with activities related to the ASD indication. These activities included, but were not limited to, payments in connection with the recently completed CMC processes and preclinical work.

The estimated remaining aggregate costs expected to be incurred for the research and development and regulatory filing activities relating to the filing of an NDA for HAT is approximately $2.6 million.

Other Income (expense)

Other income (expense) was less than $0.1 million for the three months ended September 30, 2024, compared with other income (expense) of $(0.7) million for the three months ended September 30, 2023. The decrease in expense was primarily attributable to a reduction on the loss on debt of approximately $0.4 million and the valuation of the 2023 notes of approximately $0.3 million.

Comparison of the Nine months Ended September 30, 2024 to the Nine months Ended September 30, 2023

	Nine months ended September 30,
	2024	2023
Operating expenses
General and administrative	$5,557,381	$8,960,254
Research and development	2,019,226	2,750,192
Total operating expenses	7,576,607	11,710,446
Loss from operations	(7,576,607)	(11,710,446)
Other income (expense), net	9,001	(658,806)
Net loss	$(7,567,606)	$(12,369,252)

Operating expenses

General and administrative

General and administrative expenses were approximately $5.6 million and $9.0 million for the nine months ended September 30, 2024 and 2023, respectively. There was a decrease in general and administrative expenses was primarily due to a decrease in stock compensation of approximately $3.0 million and a decrease in legal and professional fees, and a decrease salaries and benefits of approximately $0.4 million.

Research and Development

Research and development expenses were approximately $2.0 million for the nine months ended September 30, 2024 and approximately $2.8 million for the nine months ended September 30, 2023. The $0.8 million decrease in research and development expenses was primarily attributable to the completion of work in connection with our development activities, including CMC.

Of the $2.0 million in research and development expenses incurred during the nine months ended September 30, 2024, approximately $1.3 million was associated with activities related to the HAT indication, and approximately $0.7 million was associated with activities related to the ASD indication. These activities included, but were not limited to, payments in connection with the recently completed CMC processes and preclinical work.

Of the approximately $2.8 million in research and development expenses incurred during the nine months ended September 30, 2023, approximately $1.8 million was associated with activities related to the HAT indication, and approximately $1.0 million was associated with activities related to the ASD indication. These activities included, but were not limited to, payments in connection with the recently completed CMC processes and preclinical work.

The estimated remaining aggregate costs expected to be incurred for the research and development and regulatory filing activities relating to the filing of an NDA for HAT is approximately $2.3 million.

Other Income (expense)

Other income (expense) was less than $0.1 million for the nine months ended September 30, 2024, compared with other income (expense) of $(0.7) million for the nine months ended September 30, 2023. The decrease in expense was primarily attributable to a reduction on the loss on debt of approximately $0.4 million, the valuation of the 2023 notes of approximately $0.1 million, and the reduction of other expenses of approximately $0.1 million.

Liquidity and Capital Resources

We were formed as a Delaware limited liability company on April 5, 2018 and converted into a Delaware corporation on April 15, 2020. As of September 30, 2024, we had an accumulated deficit since inception of approximately $59.6 million. Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. From inception through September 30, 2024, we have funded our operations in large part through contributions from an affiliated company, TardiMed Sciences, LLC (“TardiMed”), the issuance of senior secured convertible promissory notes totaling approximately $7.0 million, proceeds from the initial public common stock offering, net of fees, of approximately $6.0 million, our SAFE for $5.0 million, the issuance of shares of our common stock in connection with our Purchase Agreement (as defined herein) of $5.6 million, the proceeds from our secondary public offering, net of fees, of approximately $6.1 million, and the proceeds from a warrant inducement we completed in September 2024, of approximately $0.8 million, net of fees.

Given our projected operating requirements and existing cash, there is substantial doubt about our ability to continue as a going concern through one year following the date that the condensed financial statements herein are issued (see Note 1).

Equity Purchase Agreement with Lincoln Park Capital

On November 17, 2022, the Company entered into the Purchase Agreement with LPC which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to LPC, at its discretion, up to $20.0 million of shares of its common stock over the 30-month term of the Purchase Agreement (see Note 7). During the nine months ended September 30, 2024, there were no shares of common stock issued in connection with the Purchase Agreement. During the nine months ended September 30, 2023, the Company received approximately $5.4 million from the issuance of approximately 0.2 million shares of common stock. As a result of our suspension from trading on the Nasdaq Capital Market, we were no longer permitted to sell shares of the Company’s common stock under the Purchase Agreement. The Purchase Agreement has lapsed as the Maturity Date was reached on June 1, 2025.

Convertible Notes

In February 2023, the 2023 Note with a principal balance of $3.7 million was issued to Lind Global Fund II LP. In connection with the issuance, the Company received proceeds of approximately $3.2 million, net of a $0.5 million discount, incurred fees of approximately $0.5 million and used $0.2 million of proceeds to pay down the remaining balance of already outstanding secured convertible promissory notes.

On November 29, 2023, the Company satisfied in full its obligations under this note.

Vox Nova Exclusive Pharmacy Distribution Agreement

On June 30, 2023, the Company entered into an exclusive specialty benefit manager agreement with Vox Nova, Vox Nova pursuant to which Vox Nova will act as the exclusive United States distributor for the Company’s lead pipeline asset, KV-101 intravenous suramin. Vox Nova will provide certain distribution management, pharmacy benefit management, sales and supply monitoring services to the Company with respect to KV-101, in the event KV-101 receives FDA approval. The distribution agreement also provides for an exclusivity fee payable to the Company of up to $2.0 million, payable in installments based on various time and regulatory approval parameters. Vox Nova paid $0.5 million of the exclusivity fee upfront in connection with the signing of the distribution agreement when the distribution right was transferred to Vox Nova. The remaining $1.5 million is due in four equal installments over a one-year period after KV-101 is approved by the FDA and made available for distribution.

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

The 2023 Note and Warrant contained a price adjustment clause where the exercise and conversion price of the 2023 Note and Warrant is adjusted to the selling price of an offering if the Company’s common stock is sold at a price below the conversion or exercise price, respectively. In November 2023, the Company entered into the secondary public offering described herein in which shares of its common stock were sold at $1.30 per share. As the price of the common stock sold as part of the public offering was below the exercise and conversion price of the 2023 Note and Warrant, the terms of the conversion and exercise price were reset to $1.30, as further described below.

Warrant Inducement and Issuance

On September 3, 2024, the Company entered into warrant inducement offers with the holders of approximately 4.4 million existing warrants of the Company. The inducement offers provided for the reduction of the exercise price of the warrants from $1.30 to $0.20. The holders immediately exercised those warrants for proceeds of approximately $0.8 million, net of fees. In conjunction with the financing the Company also issued 176,923 warrants, with an exercise price of $0.25, to the underwriter. During the three and nine months ended September 30, 2024, the Company issued 3,099,310 shares of common stock as a result of the warrant exercise.

Pursuant to the terms of the warrant inducement offers, in the event that the exercise of the existing warrants would cause a holder to exceed the beneficial ownership limitations included therein, the Company would issue the number of shares of common stock that would not cause a holder to exceed such beneficial ownership limitations and hold the remaining balance of shares of common stock in abeyance. Accordingly, as of September 30, 2024, the Company held an aggregate of 1,323,770 Abeyance Shares. The Abeyance Shares are evidenced through the holder’s existing warrants, which are deemed to be prepaid. The Abeyance Shares will be held by the Company until the holder sends notice that the remaining balance of shares of common stock may be issued without surpassing the beneficial ownership limitations. Until such time, the Abeyance Shares are evidenced through the holder’s existing warrants and are included in the Company’s outstanding warrants. In October 2024, another 433,000 shares of common stock were issued from the Abeyance Shares.

Operating activities

During the nine months ended September 30, 2024, net cash used in operating activities was $5.0 million, which primarily included our net loss of approximately $7.6 million, adjusted for non-cash stock-based compensation expense of approximately $1.5 million. The net change in operating assets and liabilities was approximately $1.1 million, and was primarily due to decreases in prepaid expenses and other current assets of $0.6 million as well as increases in accounts payable of approximately $1.3 million, partially offset by a decrease in accrued expenses of approximately $0.9 million.

During the nine months ended September 30, 2023, net cash used in operating activities was $8.2 million, which primarily included our net loss of approximately $12.4 million, adjusted for non-cash expenses of approximately $5.6 million including stock-based compensation of approximately $4.5 million and $0.5 million in deferred revenue related to the Vox Nova agreement, offset by the change in fair value of our convertible notes of $0.1 million and the loss on the extinguishment of debt of approximately $0.4 million. The net change in operating assets and liabilities was approximately $1.4 million and was primarily due to decreases in accounts payable and accrued expenses of $1.0 million, and decreases in prepaid and other current assets of $0.5 million.

Investing Activities

There were no investing activities during the nine months ended September 30, 2024 and 2023.

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities was approximately $0.7 million, consisting of net proceeds of approximately $0.8 million our September 2024 warrant inducement, offset by cash used for by financing activities of less than $0.1 million for the settlement of shares withheld for payment of employee taxes on vested Restricted Stock Units.

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

Funding requirements

As of September 30, 2024, we had a cash balance of approximately $0.4 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Contractual obligations and commitments

During the next twelve months we have commitments to pay $2.3 million to settle our September 30, 2024 accounts payable, accrued expenses, and other current liabilities.

After the next twelve months, we have a commitment of $0.5 million to provide Vox Nova with exclusive pharmacy distribution rights over KV-101 for up to seven years once approved by the FDA.

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

Evaluation of Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2024 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Material Weaknesses in Internal Controls over Financial Reporting

In the course of preparing our financial statements for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to the evaluation of complex financial instruments, including earnings per share. The material weaknesses have not been remediated as of September 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that we have not designed, let alone maintained, effective controls over information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements, specifically, with respect to user provisioning and deprovisioning, user access review, passwords, privileged access, cybersecurity, system development lifecycle, and SOC report management review. These IT deficiencies did not result in a misstatement to our financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined that these deficiencies in the aggregate constitute a material deficiency. To remediate the above material weaknesses, we have developed a remediation plan with assistance from our IT advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Insider Trading Arrangements

Prior to May 1, 2024, all of our officers, as defined in Rule 16a-1(f) under the Exchange Act, and our directors had engaged in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K. When our common stock was suspended from trading on the Nasdaq Capital Market beginning on May 2, 2024, our transfer agent terminated each of these arrangements. At this time, there is no viable public market for our common stock and for this reason there is no practical concern that any of our remaining insiders will be able to trade on the basis of material non-public information.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	Form of Common Stock Purchase Warrant (incorporated by reference from the Current Report on Form 8-K filed on September 6, 2024)

10.1	Form of Letter Agreement re Inducement Offer to Exercise Common Stock Purchase Warrants (incorporated by reference from the Current Report on Form 8-K filed on September 6, 2024)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2026	PAXMEDICA, INC.

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: January 14, 2026

	By:	/s/ Howard J. Weisman
	Name:	Howard J. Weisman
	Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

